Form 10-K
period 2013-12-31
ESH Hospitality, Inc.; Extended Stay America, Inc.
filed 2014-03-20
CIK 1507563, 1581164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2013

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-36190

Extended Stay America, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3140312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Commission file number 001-36191

ESH Hospitality, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3559821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11525 N. Community House Road, Suite 100

Charlotte, North Carolina 28277

(Address of principal executive offices, including zip code)

(980) 345-1600

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share, of Extended

Stay America, Inc. and Class B Common Stock, par value

$0.01 per share, of ESH Hospitality, Inc., which are

attached and trade together as a Paired Share.

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Extended Stay America, Inc.	Yes ☐	No ☒
ESH Hospitality, Inc.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Extended Stay America, Inc.	Yes ☐	No ☒
ESH Hospitality, Inc.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Extended Stay America, Inc.	Yes ☒	No ☐
ESH Hospitality, Inc.	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Extended Stay America, Inc.	Yes ☒	No ☐
ESH Hospitality, Inc.	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Extended Stay America, Inc.	☒
ESH Hospitality, Inc.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Extended Stay America, Inc.	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

ESH Hospitality, Inc.	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Extended Stay America, Inc.	Yes ☐	No ☒
ESH Hospitality, Inc.	Yes ☐	No ☒

As of June 28, 2013, the last business day of the registrants’ most recently completed second quarter, the registrants’ Paired Shares were not publicly traded. The registrants’ Paired Shares began trading on the New York Stock Exchange on November 13, 2013. As of March 10, 2014, the aggregate value of the registrants’ Paired Shares held by non-affiliates was approximately $900.9 million, based on the number of shares held by non-affiliates as of March 10, 2014 and the closing price of the registrants’ Paired Shares on the New York Stock Exchange on March 10, 2014.

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 10, 2014, Extended Stay America, Inc. had 204,787,500 shares of common stock outstanding and ESH Hospitality, Inc. had 204,787,500 shares of Class B common stock and 250,295,833 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statements relating to the 2014 Annual Meetings of Shareholders are incorporated by reference into Part III of this combined annual report on Form 10-K.

i

ABOUT THIS COMBINED ANNUAL REPORT

This combined annual report on Form 10-K is filed by Extended Stay America, Inc., a Delaware corporation (the “Corporation”), and its controlled subsidiary, ESH Hospitality, Inc., a Delaware corporation (“ESH REIT”). Both the Corporation and ESH REIT have securities that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), which are publicly traded and listed on the New York Stock Exchange (the “NYSE”) as Paired Shares (as defined below). As further discussed below, unless otherwise indicated or the context requires, the terms the “Company,” “Extended Stay,” “Extended Stay America,” “we,” “our” and “us” refer to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.

We believe combining the annual reports on Form 10-K of the Corporation and ESH REIT into this single report results in the following benefits:

•	Enhances investors’ understanding of the Corporation and ESH REIT by enabling investors, whose ownership of Paired Shares gives them an ownership interest in our hotel properties through ESH REIT and in the operation of our business through the Corporation, to view the business as a whole.

•	Eliminates duplicative and potentially confusing disclosure and provides a more streamlined presentation, since a substantial amount of our disclosure applies to the Corporation and ESH REIT.

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

On November 18, 2013, the Corporation and ESH REIT completed their initial public offering (the “Offering”) of Paired Shares. Prior to the Offering, we completed the Pre-IPO Transactions (as defined in “Business—Our Recent Operating History—The Pre-IPO Transactions”), which restructured and reorganized the existing business. Unless otherwise indicated or the context requires:

•	Company. Subsequent to the Pre-IPO Transactions, the term “Company” refers to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise. For the period from October 8, 2010 (the “Acquisition Date”) through the Pre-IPO Transactions, the term “Company” refers to ESH REIT, ESH Strategies (as defined below), HVM (as defined below) and their subsidiaries considered as a single enterprise.

•	Corporation. The term “Corporation” refers to Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which represents approximately 55% of the outstanding common stock of ESH REIT.

•	ESH REIT. Subsequent to the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a REIT, and its subsidiaries. For the period from the Acquisition Date through the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality LLC, a Delaware limited liability company that elected to be taxed as a REIT, its subsidiaries, which prior to the Pre-IPO Transactions, included three taxable REIT subsidiaries (the “Operating Lessees”) and HVM (as defined below), a consolidated variable interest entity. ESH REIT is a majority-owned subsidiary of the Corporation. For the period from the Acquisition Date through the Pre-IPO Transactions, ESH REIT was indirectly owned by the Sponsors (as defined below).

•	ESH Strategies. The term “ESH Strategies” refers to ESH Hospitality Strategies LLC, a Delaware limited liability company, and its subsidiaries. ESH Strategies owns the intellectual property related to our business and is a wholly-owned subsidiary of the Corporation. For the period from the Acquisition Date through to the Pre-IPO Transactions, ESH Strategies was owned by the Sponsors (as defined below).

•	ESA Management and HVM. The term “ESA Management” refers to ESA Management LLC, a Delaware limited liability company, and its subsidiaries. ESA Management manages the leased hotel properties on behalf of the Operating Lessees, and is a wholly-owned subsidiary of the Corporation. ESH REIT leases its hotel properties to the Operating Lessees. For the period from the Acquisition Date through the Pre-IPO Transactions, the Operating Lessees engaged HVM LLC (“HVM”) as an eligible independent contractor within the meaning of Section 856(d)(9) of the Internal Revenue Code of 1986, as amended (the “Code”), to manage the leased hotel properties on behalf of the Operating Lessees.

•	Company Predecessor. The term “Company Predecessor” refers to substantially all of the assets and operations of Homestead Village LLC that were auctioned off by the former debtors of Homestead Village LLC in its Chapter 11 reorganization, which were acquired by ESH REIT and ESH Strategies, collectively, on the Acquisition Date. The acquisition was accounted for as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.”

•	ESH REIT Predecessor. The term “ESH REIT Predecessor” refers to the portion of the assets and operations of Homestead Village LLC acquired by ESH REIT on the Acquisition Date. The acquisition was accounted for as a business combination in accordance with FASB ASC 805, “Business Combinations.”

•	Paired Shares. The term “Paired Shares” means the shares of common stock, par value $0.01 per share, of the Corporation together with the shares of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•	Sponsors. The term “Sponsors” collectively refers to Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates.

See “Business—Our Corporate Structure” for a simplified structure chart reflecting our current corporate structure.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by subsidiaries of ESH REIT.

•	When we refer to the management and operation of our hotel properties, we are referring to the management of hotel properties by ESA Management, which is owned by the Corporation, subsequent to the Pre-IPO Transactions, and the management of hotel properties by HVM prior to the Pre-IPO Transactions.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies.

•	When we refer to our management team, our executives or officers, we are referring to the management team (and executives and officers) of the Corporation and ESH REIT. Prior to the Pre-IPO Transactions, when we refer to our management team, our executives or officers, we are referring to HVM’s management team (and executives and officers).

To help investors understand the differences between the Company and ESH REIT, this combined annual report on Form 10-K presents the following sections or portions of sections for each of the Company and ESH REIT (where applicable):

•	Part II Item 5 – Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•	Part II Item 6 – Selected Financial Data

•	Part II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II Item 7A – Quantitative and Qualitative Disclosures About Market Risk

•	Part II Item 8 – Financial Statements and Supplementary Data

As required by FASB ASC 810, “Consolidations,” due to the Corporation’s controlling financial interest in ESH REIT, the Corporation is required to consolidate ESH REIT’s financial position, results of operations, comprehensive income and cash flows with those of the Corporation. As such, selected financial data, management’s discussion and analysis of financial condition and results of operations and financial statements are presented herein for each of the Company, on a consolidated and combined basis, and ESH REIT. The Corporation’s stand-alone financial condition and related information is discussed herein where applicable.

This report also includes separate Part II Item 9A – Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Corporation and ESH REIT in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Corporation and the Chief Executive Officer and the Chief Financial Officer of ESH REIT have made the requisite certifications and that the Corporation and ESH REIT are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

CERTAIN DEFINED TERMS

The following are definitions of certain key lodging operating metrics used in this combined annual report on Form 10-K:

“ADR” or “average daily rate” means hotel room revenues divided by total number of rooms sold in a given period.

“Extended stay market” means the market of hotels with a fully equipped kitchenette in each guest room, which accept reservations and do not require a lease, as defined by The Highland Group.

“Hotel operating profit” means the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and “hotel operating margin” means the ratio of hotel operating profit divided by the sum of room and other hotel revenues.

“Mid-price extended stay segment” means the segment of the extended stay market that generally operates at a daily rate between $45 and $95, as defined by The Highland Group.

“Occupancy” or “occupancy rate” means the total number of rooms sold in a given period divided by the total number of rooms available at a hotel or group of hotels.

“RevPAR” or “revenue per available room” means the product of average daily room rate multiplied by the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include other ancillary revenues, such as food and beverage revenues or parking, telephone or other guest service revenues generated by a hotel.

The following terms when used in connection with our company-wide initiatives to renovate and make improvements to our hotel properties have the following meanings in this combined annual report on Form 10-K (in all cases, unless the context otherwise requires or where otherwise indicated):

“Hotel renovations” or “Platinum renovation package” refer to upgrades that typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

“Post-Renovation Period” means the twelve-month period starting the month after the completion of the Ramp-Up Period.

“Pre-Renovation Period” means the twelve-month period ending the month prior to the commencement of renovations.

“Ramp-Up Period” means, typically, the additional three-month period for a renovated hotel to return to occupancy levels approximating Pre-Renovation Period levels following the Renovation Period.

“Renovation Period” means the approximately three-month period it takes to complete a Platinum hotel renovation, during which the hotel experiences temporary disruption and weakened performance.

“Room refreshes” or “Silver refresh package” refer to upgrades that typically include the replacement of aged mattresses and installation of new flat screen televisions, lighting, bedspreads and signage.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this combined annual report on Form 10-K may be forward-looking. Statements herein regarding our ongoing hotel reinvestment program, our ability to meet our debt service obligations, our future capital expenditures, our distribution or dividend strategy, our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to under “Business,” “Risk Factors,” “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.

When used in this combined annual report on Form 10-K, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined annual report on Form 10-K. Such risks, uncertainties and other important factors include, but are not limited to:

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition and the over-building of hotels in our markets;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	our ability to implement our business strategies profitably;

•	declines in occupancy and average daily rate;

•	our ability to retain the services of certain members of our management;

•	the ability of ESH REIT to qualify, and remain qualified, as a REIT under the Code;

•	actual or constructive ownership (including deemed ownership by virtue of certain attribution provisions under the Code) of Paired Shares by investors who we do not control may cause ESH REIT to fail to meet the REIT income tests;

•	the availability of capital for renovations and future acquisitions;

•	the high fixed cost of hotel operations;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns and natural disasters;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	increases in interest rates and operating costs;

v

•	our substantial indebtedness;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in this combined annual report on Form 10-K. You should evaluate all forward-looking statements made in this combined annual report on Form 10-K in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I

Item 1.	Business

Our Company

We are the largest owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and we own and operate 684 hotel properties comprising approximately 76,200 rooms located in 44 states across the United States and in Canada. We own and operate 632 of our hotels under the core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels and 49 hotels in the economy extended stay segment under the Crossland Economy Studios and Hometown Inn brands. For the year ended December 31, 2013, the Company had revenues of approximately $1.1 billion, Adjusted EBITDA of approximately $518.6 million and net income of approximately $82.7 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—The Company” for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and limited housekeeping service, which is typically provided on a weekly basis. Our guests include business travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. These guests generally rent accommodations on a weekly or longer term basis.

In 2013, our average length of stay was approximately 26 days, our occupancy was 74.2% and our hotels generated property-level hotel operating margins greater than 50%.

We were founded in January 1995 as a developer, owner and operator of extended stay hotels. Following a period focused primarily on new development, we became a consolidator of hotel properties by selectively acquiring extended stay companies and hotels, ultimately creating the largest mid-price extended stay company in the United States. We were acquired out of bankruptcy by the Sponsors on October 8, 2010. We now operate an extended stay hospitality platform with approximately 10,000 employees and are led by a management team with extensive public company experience in hospitality, consumer retail and service businesses.

Our Recent Operating History

Prior to the Offering, we restructured and reorganized our then-existing business through a series of transactions (collectively, as described more fully below, the “Pre-IPO Transactions”). We believe that our business is now more operationally efficient because all of the assets, operations and management of our business, other than ownership of the hotel properties, is housed in one entity. Ownership of Paired Shares gives investors an ownership interest in our hotel properties through ESH REIT and in the operation of our business through the Corporation. The structure permits us to retain some, though not all, of the REIT benefits of our prior structure (i.e., while ESH REIT continues to be taxed as a REIT for U.S. federal income tax purposes, all distributions paid by ESH REIT to the Corporation are subject to corporate level tax, effectively eliminating a majority of the tax benefit of REIT status for the consolidated and combined Company taken as a whole).

The Corporation

Extended Stay America, Inc. was incorporated in Delaware on July 8, 2013. The Corporation manages and operates the 684 hotels owned by ESH REIT. The hotel properties are managed by ESA Management, a wholly-owned subsidiary of the Corporation, pursuant to management agreements with the operating lessees, and operated by the Operating Lessees, wholly-owned subsidiaries of the Corporation, pursuant to leases with ESH REIT. The substantial majority of the hotels are operated under the core brand, Extended Stay America. A wholly-owned subsidiary of the Corporation owns the brands related to our business.

ESH REIT

ESH Hospitality, Inc. was formed as a limited liability in Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. ESH REIT has elected to be taxed as a REIT. ESH REIT owns the Company’s 684 hotels, which are managed and operated by subsidiaries of the Corporation as described in the preceding paragraph.

The Pre-IPO Transactions

The Corporation was formed for the purpose of effecting the Pre-IPO Transactions. Prior to the Pre-IPO Transactions, ESH Hospitality Holdings LLC, a Delaware limited liability company (“Holdings”), owned all of ESH REIT’s then-outstanding common units. Prior to the Pre-IPO Transactions, the Sponsors owned an approximate 99% interest in Holdings and the remaining interests were owned by certain members of the board of managers of Holdings and employees of HVM. Prior to the Pre-IPO Transactions, the Operating Lessees were each taxable REIT subsidiaries that leased the hotel properties from ESH REIT pursuant to operating leases. HVM was an eligible independent contractor, within the meaning of Section 856(d)(9) of the Code, that managed the hotel properties pursuant to management agreements with the Operating Lessees. Subsidiaries of ESH Strategies owned the trademarks and licensed their use to the Operating Lessees pursuant to trademark license agreements.

Through the Pre-IPO Transactions, the existing business was restructured and reorganized such that Holdings was liquidated and substantially all of the common stock of ESH REIT was distributed to the Sponsors; the Operating Lessees, ESH Strategies and the assets and obligations of HVM were transferred to the Corporation; the shareholders of ESH REIT transferred to the Corporation all of the Class A common stock of ESH REIT; and 100% of the common stock of the Corporation and all of the Class B common stock of ESH REIT were paired, forming the Paired Shares.

The Corporation, through its direct wholly-owned subsidiaries, now leases the hotel properties from ESH REIT, owns the trademarks related to the business and self-manages the hotel properties. In addition, the Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. The Corporation used the majority of the proceeds it received in the Offering to purchase a sufficient number of additional shares of Class A common stock of ESH REIT to ensure that, upon the completion of the Offering, the Class A common stock of ESH REIT owned by the Corporation represented approximately 55% of the outstanding common stock of ESH REIT.

Our Brands

We own and operate substantially all of our hotels under the core Extended Stay America brand and during 2013 completed a rebranding program to consolidate the remaining hotels that were operated under the former brand portfolio of Homestead Studio Suites, Studio Plus and Extended Stay Deluxe under this single brand. Our Extended Stay America-branded hotels feature:

•	In-room kitchens;

•	Free WiFi;

•	Free grab-and-go breakfast;

•	Flat screen TVs with premium cable channels;

•	On-site guest laundry; and

•	Unlimited local phone service.

We own and operate 632 Extended Stay America hotels with approximately 69,600 rooms in the United States and three hotels with 500 rooms in Canada under the Extended Stay Canada brand. Additionally, we continue to own and operate 47 hotels with approximately 5,900 rooms under the Crossland Economy Studios brand and two hotels with 265 rooms under the Hometown Inn brand. Crossland and Hometown Inn operate in a lower price tier than Extended Stay America-branded hotels, offering fewer amenities and smaller room sizes and primarily appeal to guests with longer duration stays.

Our Corporate Structure

The chart below summarizes our corporate structure as of the date of this combined annual report on Form 10-K.

Public Shareholders
Sponsors and Management
15.9%
84.1%
7.1%[2]
37.9%[2]
Extended Stay America, Inc. (Corporation)[3]
55%[1]
ESH Hospitality Strategies LLC
ESA Management, LLC
ESH Mezzanine Borrowers[5]
ESH Hospitality, Inc. (ESH REIT)[4]
IP Owning Entities
Operating Lessees
ESH Mezzanine Borrowers[5]
Property Owning Entities[6]
trademark license agreement
operating leases
management agreement

1 Holder of Class A common stock of ESH REIT, which is entitled to the greater of (x) one vote per share or (y) the number of votes per share that would entitle the Class A common stock to 55% of the total voting power of all of the outstanding common stock of ESH REIT. The Class A common stock and Class B common stock are generally entitled to the same dividends per share for all ESH REIT dividends.

2 Holders of Class B common stock of ESH REIT, which is generally entitled to one vote per share. The Class A common stock and Class B common stock of ESH REIT are generally entitled to the same dividends per share for all ESH REIT dividends.

3 Corporation revolving credit facility.

4 ESH REIT revolving credit facility.

5 Mezzanine borrowers – The ESH Mezzanine Borrowers are jointly and severally liable for obligations under the 2012 Mezzanine Loans.

6 Mortgage borrowers.

Our Industry

U.S. Lodging Industry

The lodging industry is a significant part of the U.S. economy, generating over $122.3 billion of room revenues in 2013 and comprising approximately 4.9 million hotel rooms as of December 31, 2013, according to STR, Inc. Lodging industry performance is generally tied to both macro-economic and micro-economic trends in the United States and, similar to other industries, experiences both positive and negative operating cycles. Since the 2008 to 2009 recession, demand in the U.S. lodging industry has begun to recover while supply growth has remained at historically low rates. According to PricewaterhouseCoopers (“PwC”), room supply grew 0.7% in 2013 and is expected to grow 1.0% in 2014, which is still well below historical annual supply growth of 1.7% over the last 15 years. RevPAR has grown in the U.S. lodging industry for each year starting in 2010 and according to PwC, RevPAR for the overall U.S. lodging industry grew 5.4% in 2013 and is expected to grow 6.0% in 2014.

U.S. Extended Stay Segment

Extended stay hotels represent a growing segment within the U.S. lodging industry with approximately 360,925 rooms that generated approximately $7.9 billion of revenues for the year ended December 31, 2013, according to The Highland Group. The extended stay segment tends to follow the cyclicality of the overall lodging industry.

Extended stay hotels are further differentiated by price point into economy, mid-price and upscale segments. Our business is focused primarily on the mid-price extended stay segment, which comprised approximately 39% of the supply of extended stay rooms in 2013. RevPAR growth for the mid-price extended stay segment has outpaced the U.S. lodging industry as a whole since 2009 as well as the economy and upscale extended stay segments. The mid-price extended stay segment rebounded from an industry trough with RevPAR growth of 33.4% between 2009 and 2013, which was higher than the overall U.S. lodging industry as well as the economy and upscale extended stay segments, each of which grew at 28.2%, 21.5% and 22.2%, respectively, for the same period.

Seasonality

The lodging industry is seasonal in nature. Based upon the operating history of our hotels, we believe that our business is not as seasonal in nature as the overall lodging industry. However, our revenues are generally lower during the first and fourth quarters of each calendar year as is typical in the U.S. lodging industry. Because many of our expenses are fixed and do not fluctuate with changes in revenues, declines in revenues can cause disproportionate fluctuations or decreases in our quarterly earnings and cash flows during these periods.

Cyclicality

The lodging industry is cyclical and its fundamental performance tends to follow the general economy, albeit on a lagged basis. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results of operations for owners of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of either increasing or decreasing revenues, the rate of change in earnings will be greater than the rate of change in revenues. See “Risk Factors—The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition, results of operations and our ability to pay dividends to our shareholders.”

Competition

We operate in a highly competitive industry. Competition in the lodging industry is based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, name recognition and the supply and availability of lodging in local markets, including short-term lease apartments and limited service hotels. Competitors may include new participants in the lodging industry generally and participants in other segments of the lodging industry that may enter the extended stay segment. They may also include existing participants in the extended stay segment that may increase their product offerings to include facilities in the budget, economy or mid-price segments. We also compete for travelers with hotels outside the extended stay segment as well as serviced apartments. Competition is for both quality locations to build new facilities and for guests to fill and pay for those facilities. We also face competition from third-party internet travel intermediaries, such as Priceline.com, Expedia.com and Travelocity.com, and specialized intermediaries that locate and reserve hotel rooms for corporate lodgers. See “Risk Factors—Risks Related to the Lodging Industry—We operate in a highly competitive industry.”

Employees

We employ approximately 10,000 employees. Approximately 9,500 of these employees are property-level employees, comprised of approximately 3,200 full time employees and approximately 6,300 part time employees. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Sales, Marketing and Reservations

Our sales team is made up of approximately 115 sales professionals focused on growing our business with key accounts, building relationships with new customers and coaching our property operation teams on local sales. We are organized regionally, or by account, and our team focuses on the following customers: major Fortune 500 companies; small and medium sized businesses; travel agencies; relocation and staffing consultants; and medical, technology, government and educational organizations. Approximately 40% of our revenue in 2013 was derived from accounts managed by this team. Our upgraded brand and amenity offering now allows our sales force to target a broader corporate customer base. We believe further penetration of corporate accounts will yield a more profitable customer base.

We seek to maximize revenue in each hotel through our revenue management team, made up of approximately 35 associates. They are responsible for determining prices and managing the availability of room inventory to different channels and customer segments. Historically, we had very limited staffing and focus on this area. Beginning in 2012, we significantly expanded our staffing and investment in revenue management. We have centralized our approach and developed several analytical tools to inform pricing and inventory decisions. We believe we have an opportunity to further improve the team’s effectiveness and efficiency by deploying an automated revenue management system.

Our marketing strategy is focused on growing awareness of our brands and demand for our hotels through a combination of media channels, including TV, print and radio, public relations and email marketing. We also put a significant emphasis on our internet activity, buying search engine placement, internet display advertising and other media to drive traffic to our website. We maintain a customer database and use it for targeted marketing activity. Additionally, we have introduced marketing in new channels, such as TV and radio, in part to support our consolidation under a single brand.

We use a central reservation system to provide access to our hotel inventory through a wide variety of channels—property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and our wholesale and online distribution booking partners. We outsource our reservation system, our call center and management of our website. For the year ended December 31, 2013, approximately 60% of our revenue was derived from property-direct reservations, approximately 8% was derived from our central call center, approximately 17% was derived from our own proprietary website, approximately 6% was derived from online booking partners and approximately 9% was derived from global distribution systems. We believe we also have an opportunity to increase the power and reach of our distribution network by enhanced connections with additional agency, merchant and wholesale partners.

Environmental Matters

Our hotel properties are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including hazardous substances, waste or petroleum products) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person can be responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury and death and/or property damage resulting from contamination at or emanating from our hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

        Recent Phase I environmental assessments have been obtained for each of our hotel properties. The Phase I environmental assessments were intended to identify potential contamination, but did not include any invasive sampling procedures, such as soil or ground water sampling. The Phase I environmental assessments identified a number of known or potential environmental conditions associated with historic uses of the hotel properties or adjacent properties. However, the Phase I environmental assessments did not identify any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations or liquidity. It is possible that these environmental assessments did not reveal all potential environmental liabilities, such as the presence of former underground tanks for the storage of petroleum-based or waste products, that could create a potential for release of hazardous substances. In addition, it is possible that environmental liabilities have arisen since the assessments were completed. No assurances can be given that (i) future regulatory requirements will not impose any material environmental liability, or (ii) the current environmental condition of our hotel properties will not be affected by the condition of properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

We have obtained environmental insurance with respect to each of our hotel properties, subject to limits, deductibles and exclusions customarily carried for similar properties. We believe that the environmental insurance policies are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our environmental insurance coverage may not be sufficient to fully cover our losses.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the use, management and disposal of hazardous substances and wastes, air emissions, discharges of waste materials (such as refuge or sewage), the registration, maintenance and operation of our boilers and storage tanks, asbestos, and lead-based paint. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations, and if these regulatory requirements are not met or become more stringent in the future, or unforeseen events result in the discharge of dangerous or toxic substances at our hotel properties, we could be subject to increased costs of compliance, fines and penalties for non-compliance, and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

Certain hotels we currently own or those we acquire in the future contain, may contain, or may have contained asbestos-contaminating material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability. We are not presently aware of any ACM at our hotel properties that would result in a material adverse effect on our business, assets or results of operations.

In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our hotel properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our guests, employees and others if property damage or health concerns arise. We are not presently aware of any indoor air quality issues at our hotel properties that would result in a material adverse effect on our business, assets or results of operations.

Regulation

A number of states and local governments regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our hotels has the necessary permits and approvals to operate its respective business, and we intend to continue to obtain these permits and approvals for any new hotels. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect our business. There are frequently proposals under consideration, at the federal and state levels, to increase the minimum wage.

Under the American with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We attempt to satisfy ADA requirements in the designs for our hotels, but we cannot assure you that we will not be subjected to a material ADA claim. If that were to happen, we could be ordered to spend substantial sums to achieve compliance, fines could be imposed against us, and we could be required to pay damage awards to private litigants. The ADA and other regulatory initiatives could materially adversely affect our business as well as the lodging industry in general.

Insurance

We currently have the types and amounts of insurance coverage that we consider appropriate for a company in our business. While we believe that our insurance coverage is adequate, our business, results of operations and financial condition could be materially adversely affected if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our insurance coverage.

Available Information

Our website address is www.extendedstay.com. Our combined annual reports on Form 10-K, combined quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under “Investor Relations,” as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission (“SEC”). The information contained on, or that can be accessed through, our website, is expressly not incorporated by reference in this combined annual report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the following risks as well as the other information included in this combined annual report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition or results of operations and our ability to pay dividends to our shareholders.

Risks Related to the Lodging Industry

We operate in a highly competitive industry.

The lodging industry is highly competitive. We compete with traditional hotels and lodging facilities (including limited service hotels), other purpose built extended stay hotels (including those owned and operated by major hospitality chains with well-established and recognized brands and individually-owned extended stay hotels) and alternative lodging (including serviced apartments). We expect that competition within the mid-price and economy segments of the extended stay lodging market will continue as we face increased competition from third-party internet travel intermediaries, such as Priceline.com, Expedia.com and Travelocity.com, and specialized intermediaries that locate and reserve hotel rooms for corporate lodgers. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and availability of alternative lodging. See “Business—Competition.” To maintain our rates, we may face pressure to offer increased services and amenities at our hotel properties, comparable to those offered at traditional hotels, which could increase our operating costs and reduce our profitability. We do not expect to increase our rates to match our competitors, and a number of our competitors have a significant number of individuals participating in their guest loyalty programs, which may enable them to attract more customers and more effectively retain such customers. Our competitors may also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties, expand and improve their marketing efforts, all of which could have a material adverse effect on our business, financial condition and results of operations.

The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition, results of operations and our ability to pay dividends to our shareholders.

The performance of the lodging industry, including the extended stay segment, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in corporate budgets and spending and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and high unemployment or adverse political conditions can lower the revenues and profitability of our hotels.

Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. The majority of our expenses are relatively fixed. These fixed expenses include labor costs, interest, rent, property taxes, insurance and utilities, all of which may increase at a greater rate than our revenues. The expenses of owning and operating hotels are not significantly reduced when circumstances such as market and economic factors and competition cause a reduction in revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced operating cash flows or losses. If we are unable to decrease our expenses significantly or rapidly when demand for our hotels decreases, the decline in our revenues could have a materially adverse effect on our net operating cash flows and profitability. This effect can be especially pronounced during periods of economic contraction or slow economic growth, such as the recent economic recession.

In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative effect of an economic downturn or precipitate a cycle turn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Decline in hotel room demand, or a continued growth in hotel room supply, could result in revenues that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to pay dividends to our shareholders. See “Business—Our Industry” for a description of increases in hotel room supply.

The extended stay segment has tended to follow the overall cyclicality of the lodging industry. In periods of declining demand, competition for guests may result in more reliance on longer-term guests, who generally pay lower rates than shorter-term guests, which could reduce revenues and margins. Equally, in periods of increasing demand, a transition to shorter-term guests paying higher rates might result in increased hotel expenses for amenities considered necessary to attract those guests, such as daily rather than weekly housekeeping, potentially reducing margins.

Uncertainty regarding the rate and pace of recovery from the recent economic downturn and the impact any such recovery may have on the lodging industry makes it difficult to predict future profitability levels. A slowing of the current economic recovery or new economic weakness could materially adversely affect our revenues and profitability.

We are subject to the operating risks common to the lodging industry.

Changes in general and local economic and market conditions and other factors beyond our control as well as the business, financial, operating and other risks common to the lodging industry and inherent to the ownership of hotels could materially adversely affect demand for lodging products and services. This includes demand for rooms at hotel properties that we own, operate or acquire. These factors include:

•	changes in the relative mix of extended stay brands in various industry price categories;

•	over-building of hotels in our markets;

•	changes in the desirability of particular geographic locations, lodging preferences and travel patterns of customers;

•	increases in customer price sensitivity, making it more difficult to achieve planned ADR increases;

•	dependence on corporate and commercial travelers and on tourism;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	high levels of unemployment and depressed housing prices;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	increases in the cost, or the lack of availability, of capital to operate, maintain and renovate our hotel properties;

•	potential increases in labor costs, including as a result of increases to federal and state minimum wage levels, unionization of the labor force and increasing health care insurance expense;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations; and

•	events beyond our control that may disproportionately affect the travel industry, such as war, terrorist attacks, travel-related health concerns, transportation and fuel prices, interruptions in transportation systems, travel-related accidents, fires, natural disasters and severe weather.

These factors can adversely affect, and from time to time have materially adversely affected, individual hotel properties, particular regions or business as a whole. How we manage any one or more of these factors, or any crisis, could limit or reduce demand and the rates we are able to charge for rooms or services, which could materially adversely affect our operating results and growth. These factors may be exacerbated by the relatively illiquid nature of our real estate holdings, which will limit our ability to vary our portfolio in response to changes in economic and other conditions.

Our revenues are subject to seasonal fluctuations.

The lodging industry is seasonal in nature. Our occupancy rates and revenues generally are lower than average during the first and fourth quarter of each calendar year. Quarterly variations in revenues at our hotel properties could materially adversely affect our near-term operating revenues and cash flows, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

If we fail to implement our business strategies, our business, financial condition and results of operations could be materially adversely affected.

Our financial performance and success depend in large part on our ability to successfully implement our business strategies. See “Business—Our Business Strategy.” We cannot assure you that we will be able to successfully implement our business strategies, realize any benefit from our strategies or be able to continue improving our results of operations. We may spend significant amounts in connection with our business strategies, which would result in increased costs but may not result in increased revenues or improved results of operations.

Implementation of our business strategies could be affected by a number of factors beyond our control, such as increased competition, legal and regulatory developments, general economic conditions or an increase in operating costs. Any failure to successfully implement our business strategies could materially adversely affect our business, financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategies at any time.

Our capital expenditures may not result in our expected improvements in our business.

We are executing a phased capital investment program across our portfolio in order to seek to drive incremental market share gains. This program is dedicated to seeking increased revenue through our Platinum renovation and Silver refresh programs to upgrade 633, or approximately 93%, of our hotels. Capital investments with respect to in-process or completed phases of our hotel reinvestment program are expected to total approximately $365.8 million, of which approximately $322.9 has been spent as of December 31, 2013. During 2014, we expect to spend in excess of $75.0 million on current and future phases of our reinvestment program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Expenditures.”

The realization of returns on our investments in line with our expectations is dependent on a number of factors, including, but not limited to, general economic conditions, events beyond our control, whether our assumptions in making the investment were correct and changes in the factors underlying our investment decision, such as changes in the tastes and preferences of our customers. We can provide no assurance that we will continue to see returns on our previous capital expenditure investments, that we will realize our expected returns on our current investments, or any returns at all, or that our future investments will result in our expected returns on investments, returns that are consistent with our prior returns on capital expenditure investments, or any returns at all. Growth that we do realize as a result of our capital expenditures is expected to stabilize over time. A failure to realize our expected returns on our investments in our hotel properties could materially adversely affect our business, financial condition and results of operations.

Access to capital, timing, budgeting and other risks associated with the ongoing need for capital expenditures at our hotel properties could materially adversely affect our financial condition and limit our ability to compete effectively and pay dividends to our shareholders.

The lodging industry is a capital intensive business that requires significant capital expenditures to own and operate hotel properties. In addition, we must maintain, renovate and improve our hotel properties in order to remain competitive, maintain the value and brand standards of our hotel properties and comply with applicable laws and regulations.

Maintenance, renovations and improvements to our hotel properties create an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We also intend to pay regular dividends, which means we may not retain cash for future capital expenditures. Access to the capital that we need to renovate and maintain our existing hotel properties and to acquire new hotel properties is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we can obtain capital can have a significant impact on the overall level, cost and pace of future renovation or development and therefore the ability to grow our revenues. As of December 31, 2013, we had total indebtedness of approximately $2.9 billion. Our substantial indebtedness may impair our ability to borrow additional amounts. Our ability to access additional capital could also be limited by the terms of our indebtedness and any future indebtedness, which restrict or will restrict our ability to incur debt under certain circumstances. In particular, the 2012 Mortgage Loan and the 2012 Mezzanine Loans prohibit any further encumbrances on the collateral securing that indebtedness, which is comprised of substantially all of our hotels. In the past, reduced investments in our properties resulted in declining performance of our business.

Additionally, our ongoing operational requirements and capital expenditures subject us to the following risks:

•	potential environmental problems, such as the need to remove or abate asbestos-containing materials;

•	design defects, construction cost overruns (including labor and materials) and delays;

•	difficulty obtaining zoning, occupancy and other required permits or authorizations;

•	the possibility that revenues will be reduced temporarily while rooms offered are out of service due to capital improvement projects; and

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available on affordable terms or at all.

If the cost of funding renovations or enhancements exceeds budgeted amounts, and/or the time period for renovation is longer than initially anticipated, our profits could be reduced. If we are forced to spend larger amounts of cash from operations than anticipated to operate, maintain or renovate existing hotel properties, then our ability to use cash for other purposes, including paying dividends to our shareholders or the potential acquisition of hotel properties, could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations or implement our business strategies, we may need to postpone or cancel planned maintenance, renovations or improvements plans, which could impair our ability to compete effectively and harm our business, financial condition and results of operations.

We are exposed to the risks resulting from real estate ownership, which could increase our costs, reduce our profitability and limit our ability to respond to market conditions.

Our principal assets consist of real property. Our real estate ownership subjects us to additional risks not applicable to those competitors in the lodging industry that only manage or franchise hotel properties, including:

•	the illiquid nature of real estate, which may limit our ability to promptly sell one or more hotels in our portfolio in response to changing financial conditions;

•	adverse changes in economic and market conditions;

•	real estate, insurance, zoning, tax, environmental and eminent domain laws, including the condemnation of our properties;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	the ongoing need for capital improvements and expenditures to maintain, renovate or upgrade hotel properties;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

•	risks associated with the possibility that expense increases will outpace revenue increases and that in the event of an economic downturn, the high proportion of fixed expenses among our costs will make it difficult to reduce our expenses to the extent required to offset declining revenues;

•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance; and

•	events beyond our control, such as war, terrorist attacks and force majeure events, including earthquakes, tornados, hurricanes, fires or floods.

Economic and other conditions may materially adversely affect the valuation of our hotel properties resulting in impairment charges that could have a material adverse effect on our business, results of operations and earnings.

We hold goodwill, intangible assets and a significant amount of long-lived assets. We evaluate our tangible and intangible assets annually for impairment, or more frequently based on various triggers, including when a property has current or projected operating losses or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s value may not be recoverable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and we may in the future incur impairment charges, which in the future could be material and adversely affect our results of operations and earnings.

We have a significant amount of debt and the agreements governing our indebtedness place, and any future indebtedness may place, restrictions on us, reducing operational flexibility and creating default risks.

We have a significant amount of debt. As of December 31, 2013, we had total indebtedness of approximately $2.9 billion and the Company had a debt-to-equity ratio of 2.2x. In the future, subject to compliance with the covenants included in our indebtedness, we may incur additional indebtedness and intercompany indebtedness, to finance future hotel acquisitions, renovation and improvement activities and for other corporate purposes. A substantial level of indebtedness could have a material adverse effect on our business, results of operations and financial condition because it could, among other things:

•	require us to dedicate a substantial portion of our cash flows to make principal and interest payments on indebtedness, thereby reducing our cash flows available to fund working capital, capital expenditures and other general corporate purposes, including our ability to pay cash dividends to our shareholders;

•	increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and

•	place us at a competitive disadvantage relative to competitors that have less indebtedness or greater resources.

We cannot assure you that our business will generate sufficient cash flows to enable us to pay our indebtedness, fund our other liquidity needs or pay dividends to our shareholders. If we are unable to meet our debt service obligations, our indebtedness will prevent us from paying cash dividends with respect to our stock. In such case, in order to satisfy the REIT distribution requirements imposed by the Code, ESH REIT may distribute taxable stock dividends to its shareholders in the form of additional shares of its stock.

If we fail to generate sufficient cash flows to meet our debt service obligations, we expect that we will need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms on or before maturity, commercially reasonable terms or at all, particularly because of our substantial levels of debt and because of restrictions on debt prepayment and additional debt incurrence contained in the agreements governing our existing debt. Our future results of operations and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

In addition, the agreements governing our indebtedness contain covenants that place restrictions on us. These covenants may restrict, among other activities, our ability to:

•	merge, consolidate or transfer all or substantially all of our assets;

•	sell, transfer, pledge or encumber our stock or the ownership interests of our subsidiaries;

•	incur additional debt;

•	enter into, terminate or modify leases for our hotel properties;

•	make certain expenditures, including capital expenditures;

•	pay dividends on or repurchase our capital stock; and

•	enter into certain transactions with affiliates.

In addition, the occurrence of (i) an Event of Default under any of the 2012 Mortgage Loan or the 2012 Mezzanine Loans, (ii) a Debt Yield Trigger Event (a Debt Yield, as defined in the 2012 Mortgage Loan, of less than 9.0%) or (iii) a Guarantor Bankruptcy Event would result in a Cash Trap Event, as defined in the 2012 Mortgage Loan. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements are fully funded (including the payment of budgeted management fees and operating expenses), would be held by the loan service agent as additional collateral for the 2012 Mortgage Loan, which would prevent ESH REIT from making cash dividends.

The occurrence of a Debt Yield Trigger Event (a Debt Yield, as defined in the Corporation revolving credit facility, of less than 11.5%, increasing to 12.0% on and after November 18, 2014, as of the last day of any calendar month), a Default or an Event of Default (each as defined in the Corporation revolving credit facility) would require the Corporation to prepay advances existing under the Corporation revolving credit facility and cash collateralize outstanding letters of credit. The Corporation may cure a Trigger Event by (a) repaying advances and cash collateralizing outstanding letters of credit and (b) maintaining the threshold Debt Yield level for three consecutive months following the month in which the Trigger Event occurred. During a Trigger Event, a Default or an Event of Default, the Corporation is restricted from making cash dividends. As of December 31, 2013, the Company’s Debt Yield was 16.8% and a Cash Trap Event was not in effect under any of its debt agreements.

The occurrence of a Debt Yield Trigger Event, (a Debt Yield, as defined in the ESH REIT revolving credit facility, of less than 11.0%, increasing to 11.5% on and after November 18, 2014, as of the last day of any calendar month), a Default or an Event of Default (each as defined in the ESH REIT revolving credit facility) would require ESH REIT to prepay advances existing under ESH REIT revolving credit facility and cash collateralize outstanding letters of credit. ESH REIT may cure a Trigger Event by (a) repaying advances and cash collateralizing outstanding letters of credit and (b) maintaining the threshold Debt Yield level for three consecutive months following the month in which the Trigger Event occurred. During a Trigger Event, a Default or an Event of Default, ESH REIT is restricted from making cash dividends (subject to certain exceptions to be agreed). As of December 31, 2013, ESH REIT’s Debt Yield was 16.9% and a Cash Trap Event was not in effect under any of its debt agreements.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities, successfully compete or pay dividends. For a description of the covenants imposed by the agreements governing our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness.” Our ability to comply with the financial and other restrictive covenants may be affected by events beyond our control, including general economic, financial and industry conditions. A breach of any of the covenants under any of the agreements governing our indebtedness could result in an event of default. Cross-default provisions in the debt agreements could cause an event of default under one debt agreement to trigger an event of default under other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we are unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, which could include the foreclosure on some or all of the hotel properties securing such indebtedness. Furthermore, the agreements governing any future indebtedness will likely contain covenants that place restrictions on us.

Mortgage and mezzanine debt obligations expose us to the possibility of foreclosure, which could result in the loss of any hotel property subject to mortgage or mezzanine debt.

The 2012 Mortgage Loan is secured by mortgages on 680 of our 684 hotel properties and related assets. Several mezzanine loans are secured by pledges of direct and indirect equity in the 2012 Mortgage Loan obligors. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotel properties or other properties securing such loans. If such obligors were in default under a mortgage loan or mezzanine loan, we could lose some or all of the hotel properties securing, directly or indirectly, such loan to foreclosure. For tax purposes, a foreclosure of our hotel properties would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, it would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder ESH REIT’s ability to meet the REIT distribution requirements imposed by the Code. ESH REIT may assume or incur new mortgage indebtedness on hotel properties that it acquires in the future. Any default under any one of ESH REIT’s mortgage debt obligations may increase its risk of default on its other indebtedness.

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of our brands or the lodging industry could materially adversely affect our market share, reputation, business, financial condition and results of operations.

Our brands and our reputation are among our most important assets. We have consolidated the substantial majority of our hotels under the Extended Stay America brand. Our ability to attract and retain guests depends, in part, upon the external perceptions of Extended Stay America and Crossland Economy Studios, the quality of our hotels and services and our corporate and management integrity. An incident involving the potential safety or security of our guests or employees, or negative publicity regarding safety or security at our competitors’ properties or in respect of our third-party vendors and the industry, and any media coverage resulting therefrom, may harm our brands and our reputation, cause a loss of consumer confidence in Extended Stay America and the industry, and materially adversely affect our results of operations. The considerable expansion in the use of social media and online review sites over recent years has compounded the potential scope and speed of any negative publicity that could be generated by such incidents, whether or not the description of any events by social media is accurate. Adverse incidents have occurred in the past and may occur in the future.

In addition, we believe that the Corporation’s trademarks and other intellectual property are fundamental to the reputation of our brands. The Corporation develops, maintains, licenses and polices a substantial portfolio of trademarks and other intellectual property rights. To the extent necessary, the Corporation enforces its intellectual property rights to protect the value of its trademarks, our development activities, to protect our good name, to promote its brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. The Corporation relies on trademark laws to protect its proprietary rights. Monitoring for unauthorized use of the Corporation’s intellectual property is difficult. Litigation may be necessary to enforce the Corporation’s intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against the Corporation and could significantly harm our results of operations. From time to time, the Corporation applies to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure you that all of the steps the Corporation has taken to protect its trademarks will be adequate to prevent imitation of its trademarks by others. The unauthorized reproduction of the Corporation’s trademarks could diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could materially adversely affect our business and financial condition.

We could incur significant costs related to government regulation and litigation over environmental, health and safety matters.

Our hotel properties are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including hazardous substances, waste or petroleum products) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person can be responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury and death and/or property damage resulting from contamination at or emanating from our hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the use, management and disposal of hazardous substances and wastes, air emissions, discharges of waste materials (such as refuge or sewage), the registration, maintenance and operation of our boilers and storage tanks, asbestos and lead-based paint. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or become more stringent in the future or unforeseen events result in the discharge of dangerous or toxic substances at our hotel properties, we could be subject to increased costs of compliance, fines and penalties for non-compliance and material liability from third parties for harm to the environment, damage to real property or personal injury and death.

In particular, certain hotels we currently own or those we acquire in the future contain, may contain, or may have contained, ACM. Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability.

We may be liable for indemnification or similar payments relating to the Company Predecessor in accordance with the Fifth Amended Plan of Reorganization (the “Plan”), the bankruptcy court’s order confirming the Plan (the “Confirmation Order”), and under certain agreements providing for indemnification in connection with the Company Predecessor.

We may be liable for indemnification or similar payments relating to the Company Predecessor. Under its constitutive documents, other agreements or applicable law, the Company Predecessor had obligations to defend, indemnify, reimburse, exculpate, advance fees and expenses, or limit the liabilities of certain officers and employees for certain matters relating to the Company Predecessor (the “Predecessor Indemnification Obligations”). Under the Plan and the Confirmation Order, we retained Predecessor Indemnification Obligations to those officers and employees who were officers and employees both prior to and after the effective date of the Plan. We may, therefore, face liabilities with respect to such Predecessor Indemnification Obligations. In addition, we may face liabilities arising from a separate agreement providing for Predecessor Indemnification Obligations to a former officer. Currently, certain claims remain outstanding against several of our former officers and employees in litigation brought on behalf of the Litigation Trust, which could trigger our Predecessor Indemnification Obligations, and new claims may arise in the future against those we have agreed to indemnify. While we believe the likelihood that we will be required to fund any material Predecessor Indemnification Obligations is remote and we are unable to quantify the potential exposure for which we may have to provide indemnification in the future, to the extent that we are required to fund any Predecessor Indemnification Obligations, our results of operations and our liquidity and capital resources could be materially and adversely affected.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in those geographic areas in which we operate a substantial portion of our hotels.

The concentration of our hotel properties in a particular geographic area may materially impact our operating results if that area is impacted by negative economic developments. As of December 31, 2013, 13.5% of our rooms were in California, 10.3% of our rooms were in Texas, 7.9% of our rooms were in Florida and 5.2% of our rooms were in Illinois. We are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters or terrorist events that occur in these markets. Our business, financial condition and results of operations would be materially adversely affected by any significant adverse developments in any of those markets. Our operations may also be materially adversely affected if competing hotels are built in these markets. Furthermore, submarkets within any of these markets may be dependent on the economic performance of a limited number of industries which drive those markets.

We may seek to expand through acquisitions of other companies and hotel properties, and we may also seek to diversify through franchising; these activities may be unsuccessful or divert our management’s attention.

We intend to consider strategic and complementary acquisitions of other companies and hotel properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of companies or hotel properties are subject to risks that could affect our business, including risks related to:

•	failing to consummate acquisitions after incurring significant transaction costs;

•	issuing shares of stock that could dilute the interests of our existing shareholders;

•	spending cash and incurring debt;

•	contributing hotel properties or related assets to ventures that could result in recognition of losses;

•	assuming unknown and contingent liabilities; or

•	creating additional expenses.

We cannot assure you that we will be able to successfully identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions. There may be high barriers to entry, including restrictive zoning laws, limited availability of hotel properties and higher costs of land, in many key markets and scarcity of available acquisition, development and investment opportunities in desirable locations. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of our indebtedness or any future indebtedness. In addition, the pairing arrangement may prevent our use of common tax-free acquisition structures, which may increase the cost and difficulty of acquiring other businesses and hotel properties and inhibit our ability to expand through acquisitions.

The success of any such acquisition will also depend, in part, on our ability to integrate the acquisition with our existing operations. We may experience difficulty with integrating acquired companies, hotel properties or other assets, including difficulties relating to:

•	acquiring hotel properties with undisclosed defects in design or construction or requiring unanticipated capital improvements;

•	entering new markets;

•	coordinating sales, distribution and marketing functions;

•	integrating information technology systems; and

•	preserving the important licensing, distribution, marketing, customer, labor and other relationships of the acquired assets.

We own and operate all of the hotel properties associated with our brands. In the future, we may seek to realize the benefits of franchising and franchise certain of our hotel properties pursuant to agreements with third-party franchisees. We currently do not have experience operating a significant franchising business and expect that the development and implementation of any franchise system will likely require significant expenditures and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. The viability of any franchising business will depend on our ability to establish and maintain good relationships with franchisees. If we enter the franchising business, we may be exposed to additional risks, including, but not limited to, the financial condition and access to capital of franchisees, reputational harm due to the action of franchisees and litigation as a result of disagreements with franchisees. At this time we cannot guarantee that we will seek to expand or diversify our business through franchising in the near future.

In addition, any such acquisition or franchising activity could demand significant attention from our management that would otherwise be available for our regular operations, which could have a material adverse effect on our business.

An increase in the use of third-party internet intermediaries to book online hotel reservations could materially adversely affect our business, financial condition and results of operations.

Some of the rooms at our hotels are booked through third-party internet travel intermediaries and other online travel service providers. These intermediaries primarily focus on leisure travel and also provide offerings for corporate travel and group meetings. Intermediaries use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Extended Stay” from internet search engines to steer customers toward their websites. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation system rather than to our brands. Accordingly, our business, financial condition and results of operations could be harmed if travel intermediaries succeed in significantly shifting loyalties from our brands to their reservation systems and diverting bookings away from our website or through their fees increasing the overall cost of internet bookings for our hotels.

A failure by our intermediaries to attract or retain their customer bases could lower demand for hotel rooms and, in turn, reduce our revenues. Additionally, if bookings by these third-party intermediaries increase, these intermediaries may be able to obtain higher commissions or other significant contract concessions from us, increasing the overall cost of these third-party distribution channels. Some of our distribution agreements with these companies are not exclusive, have a short term, are terminable at will or are subject to early termination provisions. The loss of distributors, increased distribution costs or the renewal of distribution agreements on significantly less favorable terms could adversely impact our business.

We are reliant upon technology and the disruption or malfunction in our information technology systems could materially adversely affect our business.

The lodging industry depends upon the use of sophisticated information technology and systems, including those utilized for reservations, property management, procurement and operation of our administrative systems. For example, we depend on our central reservation system, which allows bookings of hotel rooms directly, via telephone through our call centers, by travel agents, online through our website and through our online reservation partners. We operate third-party systems, making us reliant on third-party service providers, data communication networks and software upgrades, maintenance and support. Many of our information technology systems are outdated and require substantial upgrading. These technologies are costly and are expected to require refinements that may cause disruptions to many of our key information and technology systems. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules, or if we are unable to achieve the intended benefits of any new information technology or other systems, our results of operations could be adversely affected and our ability to compete effectively could be diminished.

Further, we have from time to time experienced disruptions of these systems, and disruptions of the operation of these systems as a result of failures related to our internal or our service provider systems and support may occur in the future. Information technology systems that we rely upon are also vulnerable to damage or interruption from:

•	events beyond our control, such as war, terrorist attacks and force majeure events, including earthquakes, tornados, hurricanes, fires or floods;

•	power losses, computer systems failures, internet and telecommunications or data network failures, service provider negligence, improper operation by or supervision of employees, user error, physical and electronic losses of data and similar events; and

•	computer viruses, cyber attacks, penetration by individuals seeking to disrupt operations or misappropriate information and other breaches of security.

The occurrence of any of these problems at any of our information technology facilities, any of our call centers or any third party service providers could cause interruptions or delays in our business or loss of data, or render us unable to process reservations. In addition, if our information technology systems are unable to provide the information communications capacity that we need, or if our information technology systems suffer problems caused by installing system enhancements, we could experience similar failures or interruptions. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our property and business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brands and our business could be harmed.

Cyber risk and the failure to maintain the integrity of internal or customer data could result in faulty business decisions and harm our reputation or subject us to costs, fines or lawsuits, or limit our ability to accept credit cards.

Our businesses require the collection, transmission and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. We and our service providers also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service provider’s information systems and records. Our reliance on computer, internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we are subject to the Payment Card Industry Data Security Standard (the “PCI DSS”), a set of requirements administered by the Payment Card Industry Security Standards Council, an independent body created by the major credit card brands, and designed to ensure that companies handling credit card information maintain a secure environment. We are not currently in compliance with the PCI DSS and accordingly have been subject to monthly penalties imposed by VISA. We expect to come into compliance in the next three months; however, there can be no assurance that we will successfully do so. If we fail to achieve PCI DSS compliance, we could become subject to substantially increased penalties or lose our ability to accept credit card payments. As approximately 81.0% of our room revenue for the year ended December 31, 2013 was paid by credit card, loss of the ability to accept credit cards for payment would likely create a significant disruption to our operations, could reduce our occupancy levels and could have a material adverse effect on our business, financial condition and results of operations.

Changes in privacy laws could adversely affect our ability to market our products effectively.

We rely on a variety of direct marketing techniques, including telemarketing, email, marketing and postal mailings. Any future restrictions in laws such as the Telemarketing Sales Rule, CAN-SPAM Act and various state laws or new federal laws regarding marketing and solicitation or data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be materially impaired.

We are exposed to a variety of risks associated with safety, security and crisis management.

There is a constant need to protect the safety and security of our guests, employees and assets against natural and man-made threats. These include but are not limited to exceptional events such as extreme weather, civil or political unrest, violence and terrorism, serious and organized crime, fraud, employee dishonesty, cyber crime, fire and day-to-day accidents, incidents and petty crime, which impact the guest or employee experience, could cause loss of life, sickness or injury and result in compensation claims, fines from regulatory bodies, litigation and impact our reputation. Serious incidents or a combination of events could escalate into a crisis, which if managed poorly could further expose our brands to reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

Our hotel properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our hotel properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our guests, employees and others if property damage or health concerns arise.

Compliance with the laws and regulations that apply to our hotel properties could materially adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our business strategies.

Our hotels are subject to various local laws and regulatory requirements that address our ability to obtain licenses for our operations. In particular, we are subject to permitting and licensing requirements, which can restrict the use of our hotel properties and increase the cost of acquisition, renovation and operation of our hotels. In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We may be subject to audits or investigations of all of our hotels to determine our compliance. Some of our hotels may not be fully compliant with the ADA. If one or more of the hotels in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might be required to pay damages or governmental fines. In addition, the obligation to make readily achievable accommodations is an ongoing one. Existing requirements may change and future requirements may require us to make significant unanticipated capital expenditures that could materially adversely affect our business, financial condition, liquidity, results of operations and cash flows.

Hospitality companies have been the target of class actions and other lawsuits alleging violations of federal and state law and other claims, and we may be subject to legal claims.

Our operating income and profits may be reduced by legal or governmental proceedings brought by or on behalf of our employees, customers or other third parties. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and other alleged violations of law. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type or other claims, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in federal, state, local or foreign tax regulation or disputes with tax authorities could materially adversely affect our business, financial condition and profitability by increasing our tax costs.

The determination of our provision for income taxes and other tax liabilities requires estimations and significant judgments and there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to taxation at the federal, state or provincial and local levels in the United States and Canada. Our future tax rates could be materially adversely affected by changes in composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities and substantive changes to tax rules and the application thereof by United States federal, state, local and foreign governments, all of which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability. Further, our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities. Any adverse outcome of any such audit or review could have an adverse effect on our business and reduce our profits to the extent potential tax liabilities exceed our reserves, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

In addition, the recent economic downturn has reduced tax revenues for United States federal, state and local governments and as a result tax authorities have increased their efforts to raise revenues through changes in tax laws and audits. Increased efforts by tax authorities to raise revenues through changes in tax laws and audits could materially increase our effective tax rate.

Increases in ESH REIT’s property taxes could materially adversely affect our profitability and ability to pay dividends to our shareholders.

Hotel properties are subject to real and personal property taxes. These taxes may increase as tax rates change and as ESH REIT’s hotel properties are assessed or reassessed by taxing authorities. In particular, ESH REIT’s property taxes could increase following acquisitions as acquired properties are reassessed. In recent periods, state and local governments have been seeking to increase property taxes. If property taxes increase, our business, financial condition, results of operations and ESH REIT’s ability to make distributions to its shareholders could be materially adversely affected.

Our insurance may not fully compensate us for damage to or losses involving our hotel properties.

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, in the types and amounts we believe are adequate and customary in our industry. Nevertheless, there are some types of losses, generally of a catastrophic nature, such as hurricanes, earthquakes, fires, floods, terrorist acts or liabilities that result from breaches in the security of our information technology systems, that may be uninsurable or too expensive to justify obtaining insurance. Additionally, market forces beyond our control could limit the scope of insurance coverage that we can obtain or restrict our ability to obtain insurance coverage at reasonable rates. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on our hotel properties at a reasonable cost and on suitable terms. In the event of significant damage or loss, our insurance coverage may not be sufficient to cover the full current market value or replacement value of our investment in a property, and in some cases could result in certain losses being totally uninsured. In addition, inflation, changes in building codes and zoning ordinances, environmental considerations and other factors might make it impossible or impractical to use insurance proceeds to replace or repair a property that has been damaged or destroyed. Under these and other circumstances, insurance proceeds may not be adequate to restore our economic position with respect to a damaged or destroyed property. Accordingly, ESH REIT could lose some or all of the capital it has invested in a property, as well as the anticipated future revenue from the property, and ESH REIT could remain obligated for guarantees, debt or other financial obligations of the property. Our debt instruments, consisting of

Mortgage Loans secured by our hotel properties, Mezzanine Loans and the revolving credit facilities of the Corporation and ESH REIT, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In addition, there can be no assurance that the lenders under these instruments will not take the position that we do not have sufficient insurance coverage and therefore is in breach of these debt instruments allowing the lenders to declare an event of default and accelerate repayment of debt.

We are dependent upon our ability to attract and retain key officers and other highly qualified personnel.

Our success and our ability to implement our business strategies will depend in large part upon the efforts and skills of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. If we lose or suffer an extended interruption in the services of one or more of our key officers, our business, financial condition and results of operations could be materially adversely affected. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our business and operating strategies.

We have a new management team that does not have experience in the extended stay segment.

During the past several years we have substantially changed our management team. Our chief executive officer started in February 2012, our chief financial officer started in July 2011 and our chief operating officer started in September 2013, and each had no extended stay hotel industry experience prior to joining Extended Stay. It is important to our success that the new members of the management team quickly understand the extended stay hotel industry. If they are unable to do so, our business, financial conditions and results of operations could be materially adversely affected.

Labor shortages could restrict our ability to operate our hotels or implement our business strategies or result in increased labor costs that could reduce our profitability.

Our success depends in large part on our ability to attract, retain, train, manage and engage our employees. Our hotels are staffed 24 hours a day, seven days a week by thousands of employees around the country. If we are unable to attract, retain, train, manage and engage skilled employees, our ability to manage and staff our hotel properties adequately could be impaired, which could reduce customer satisfaction and harm our reputation. Staffing shortages could also hinder our ability to implement our business strategy. Because payroll costs are a major component of the operating expenses at our hotel properties, a shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profitability and limit our ability to pay dividends to shareholders. In addition, increases in minimum wage rates could result in significantly increased costs for us and result in reduced margins and profitability.

Attempts by labor organizations to organize groups of our employees or changes in labor laws could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on implementing our business strategies.

We may become subject to collective bargaining agreements, similar agreements or regulations enforced by governmental entities in the future. Changes in the federal regulatory scheme could make it easier for unions to organize groups of our employees. If relationships with our employees or other field personnel become adverse, our hotel properties could experience labor disruptions such as strikes, lockouts and public demonstrations. Additionally, if such changes take effect, our employees or other field personnel could be subject to organizational efforts, which could potentially lead to disruptions or require our management’s time to address unionization issues. Labor regulation could also lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs, and limit our ability to take cost saving measures during economic downturns. These or similar agreements, legislation or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our employees due to prescribed work rules and job classifications, reduce our profitability or interfere with the ability of our management to focus on executing our business and operating strategies.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profitability or limit our ability to operate our business.

In the normal course of our business, we are often involved in various legal proceedings. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Additionally, we could become the subject of future claims by third parties, including guests who use our hotels, our employees, our shareholders or regulators. Any significant adverse determinations, judgments or settlements could reduce our profitability and could materially adversely affect our business, financial condition and results of operations or limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third party indemnity, but such third parties fail to fulfill their contractual obligations. See “Legal Proceedings.”

Risks Related to ESH REIT and its Status as a REIT

Failure of ESH REIT to qualify as a REIT or remain qualified as a REIT would cause it to be taxed as a regular C corporation, which would expose it to substantial tax liability and could substantially reduce the amount of cash available to pay dividends to its shareholders.

ESH REIT elected to be taxed as a REIT for U.S. federal income tax purposes effective as of October 7, 2010. We believe ESH REIT has been organized and operated in such a manner so as to qualify as a REIT and ESH REIT currently intends to continue to operate as a REIT. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. The complexity of these provisions is greater in the case of a REIT that owns hotels and leases them to a corporation with which a portion of its stock is paired. As a result, ESH REIT is likely to encounter a greater number of interpretive issues under the REIT qualification rules, and more such issues which lack clear guidance, than are other REITs. Even an inadvertent or technical mistake could jeopardize ESH REIT’s REIT qualification.

In connection with the Offering, the Company received an opinion that ESH REIT should have qualified as a REIT as of that time. We believe ESH REIT has operated in conformity with the requirements to qualify as a REIT since that date, and that ESH REIT continues to satisfy the structural requirements to maintain its REIT status. One of the requirements unique to our structure is that, in order for ESH REIT to qualify as a REIT, no shareholder may actually or constructively own 10 percent or more of the value of shares of ESH REIT or the Corporation. While we do not monitor share ownership for purposes of this test, in the event that a shareholder crosses the 10-percent threshold, we believe that the excess share provisions of the ESH REIT and Corporation charters should be triggered to reduce the relevant shareholder’s ownership and insulate the Company from risk with respect to this issue.

If ESH REIT failed to qualify as a REIT in any taxable year, and no available relief provision applied, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to holders of its stock would not be deductible by it in computing its taxable income. ESH REIT may also be subject to additional state and local taxes if it fails to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for investment, debt service and distribution to holders of its stock, which in turn could have a material adverse effect on the value and market price of the Shares. To the extent that distributions to shareholders by ESH REIT have been made on the belief that ESH REIT qualified as a REIT, ESH REIT might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. If, for any reason, ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify, which could materially adversely affect our business and operating strategies and the market value of the Shares.

Failure to qualify as a REIT could result from a number of factors, including, without limitation:

•	the leases of ESH REIT’s hotels to the Corporation are not respected as true leases for U.S. federal income tax purposes;

•	rents received from the Corporation are treated as rents received from a “related party tenant”;

•	ESH REIT is not respected as an entity separate from the Corporation or the REIT qualification tests are applied to ESH REIT on a combined basis with the Corporation; or

•	failure to satisfy the REIT distribution requirements due to restrictions under ESH REIT’s indebtedness.

In addition, if ESH REIT fails to qualify as a REIT, it will no longer be required to make distributions as a condition to REIT qualification and all of its distributions to holders of its common stock, after payment of corporate level tax as noted above, would be taxable as regular C corporation dividends to the extent of ESH REIT’s current and accumulated earnings and profits. Thus, if ESH REIT failed to qualify as a REIT, dividends paid to ESH REIT’s shareholders currently taxed as individuals would be qualified dividend income, currently taxed at preferential rates, and ESH REIT’s shareholders currently taxed as corporations (including the Corporation) would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. As a result of all these factors, ESH REIT’s failure to qualify as a REIT could impair our business and operating strategies and materially adversely affect the market price of the Shares.

If rents received by ESH REIT from the Corporation are treated as rent received from a “related party tenant,” ESH REIT will fail to qualify as a REIT.

To qualify as “rents from real property” for purposes of the two gross income tests applicable to REITs, ESH REIT must not own, actually or constructively (by virtue of certain attribution provisions of the Code), 10% or more (by vote or value) of the stock of any corporate lessee or 10% or more of the assets or net profits of any non-corporate lessee (a “related party tenant”). The Corporation will be treated as a related party tenant for purposes of the gross income tests if ESH REIT owns, actually or constructively (by virtue of certain attribution provisions of the Code), 10% or more of the stock (by vote or value) of the Corporation. The Corporation does not believe that it is a related party tenant of ESH REIT.

However, events beyond our knowledge or control could result in a shareholder, including an investor in the Sponsors, owning or being deemed to own 10% or more of the paired common stock. The ownership attribution rules that apply for purposes of the 10% threshold are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, for instance, the acquisition of less than 10% of the outstanding paired common stock (or the acquisition of an interest in an entity which owns paired common stock) by an individual or entity could cause that individual or entity to be treated as owning in excess of 10% of ESH REIT. In addition, a person may be treated as owning 10% or more of the value of stock of ESH REIT by virtue of owning an interest in an entity other than a Sponsor-managed fund that owns an interest in ESH REIT. Although ESH REIT intends to make timely annual demands of certain shareholders of record to disclose the beneficial owners of Shares issued in their name, as required by the Treasury Regulations, monitoring actual or constructive ownership of the Shares, including by investors in the Sponsors, on a continuous basis is not feasible. The charters of the Corporation and ESH REIT contain restrictions on the amount of shares of stock of either entity so that no person can own, actually or constructively (by virtue of certain attribution provisions of the Code), more than 9.8% of the outstanding shares of any class or series of stock of either ESH REIT or the Corporation. The Class A common stock of ESH REIT and the 125 shares of preferred stock of ESH REIT are not subject to the 9.8% ownership limitation under the charter of ESH REIT. However, given the breadth of the Code’s constructive ownership rules and the fact that it is not feasible for ESH REIT and the Corporation to continuously monitor actual and constructive ownership of paired common stock, there can be no assurance that such restrictions will be effective in preventing any person from actually or constructively acquiring 9.8% or more of the outstanding shares of any class or series of stock of the Corporation or ESH REIT. If the Corporation were treated as a “related party tenant” of ESH REIT, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status. If ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify. In addition, it is unlikely ESH REIT would avail itself of certain relief provisions under the Code customarily available to a REIT that has failed to satisfy a REIT requirement but wants to retain its REIT status. If a REIT fails to satisfy either of the two gross income requirements, such relief provisions require payment of a punitive tax in an amount equal to 100% of the estimated profits of the REIT attributable to the amount of gross income by which the REIT failed the gross income tests. Since substantially all ESH REIT’s gross income will be rent paid pursuant to the operating leases with the Corporation, a substantial part of ESH REIT’s total profits could become subject to such 100% tax under such relief provisions of the Code if this rent failed to qualify under the two gross income tests. In that event, ESH REIT would not likely pursue any of the relief provisions available to REITs under certain provisions of the Code.

Our structure has been infrequently utilized by public companies and has not been employed by a public company since a similar structure was employed by a public company in 2006, and the IRS could challenge ESH REIT’s qualification as a REIT.

Our structure has been infrequently utilized by public companies and has not been employed by a public company since a similar structure was employed by a public company in 2006, and there is little guidance on the tax treatment of a paired share arrangement. Section 269B of the Code provides that the determination of whether an entity qualifies as a REIT must be made on a combined basis if the entity is “stapled” to another entity. ESH REIT and the Corporation will be considered “stapled entities” if more than 50% of the value of the beneficial ownership of shares of ESH REIT is paired with the shares of the Corporation. We believe that the value of the Class B common stock does not represent more than 50% of the value of all of the shares of stock of ESH REIT and, accordingly, that ESH REIT and the Corporation are not “stapled entities” for purposes of Section 269B of the Code. If ESH REIT failed to qualify as a REIT under this rule and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify. Additionally, the IRS could challenge the REIT status of ESH REIT on the basis that the Class B common stock is not freely transferrable. Such assertion, if successful, would result in the loss of ESH REIT’s REIT status. If ESH REIT failed to qualify as a REIT under this rule and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify. Finally, the IRS could also assert that the Corporation should be treated as owning all of the common stock of ESH REIT. If upheld, such an assertion would effectively eliminate the benefit of REIT status for ESH REIT. No advance ruling has been or will be sought from the IRS regarding ESH REIT’s qualification as a REIT or any other matter discussed in this prospectus.

The ownership limits that apply to REITs, as prescribed by the Code and by ESH REIT’s charter, may inhibit market activity in the Shares and restrict our business combination opportunities.

In order for ESH REIT to qualify to be taxed as a REIT, not more than 50% in value of the outstanding shares of its stock may be owned, beneficially or constructively, by five or fewer individuals, as defined in the Code to include certain entities, at any time during the last half of each taxable year after the first year for which it elected to qualify to be taxed as a REIT. Subject to certain exceptions, ESH REIT’s charter authorizes its board of directors to take such actions as are necessary and desirable to preserve its qualification to be taxed as a REIT. ESH REIT’s charter also provides that, unless exempted by the board of directors, no person may own more than 9.8% of the outstanding shares of any class or series of its stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively (by virtue of certain attribution provisions of the Code) by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for Shares or otherwise be in the best interests of our shareholders.

If ESH REIT’s leases with the Corporation are not respected as true leases for U.S. federal income tax purposes, ESH REIT would fail to qualify as a REIT.

To qualify as a REIT, ESH REIT is required to satisfy two gross income tests, pursuant to which specified percentages of its gross income must be passive income, such as rent. For the rent paid pursuant to the operating leases with the Corporation, which should comprise substantially all of ESH REIT’s gross income, to constitute qualifying rental income for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. ESH REIT has structured the leases, and intends to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the leases were not respected as true leases for U.S. federal income tax purposes, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status. If ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify.

If rents received by ESH REIT from the Corporation do not reflect arm’s-length terms, the IRS could seek to recharacterize the rents.

The rates of rent payable by the Corporation to ESH REIT under the operating leases are intended to reflect arm’s-length terms. However, transfer pricing is an inherently subjective matter, and the IRS could, under Section 482 of the Code, assert that the rates of rent between the Corporation and ESH REIT do not reflect arm’s-length terms. If the IRS was successful in asserting that the rates of rent were not on arm’s-length terms, it could adversely impact our REIT qualification or our effective tax rate and tax liability.

Our principal Operating Lessee recently received a notice that it will be subject to an audit by the Internal Revenue Service.

On February 10, 2014, we received notice that the Company’s principal Operating Lessee will be subject to an audit by the Internal Revenue Service (the “IRS”) with respect to its 2011 taxable year, during which it was a taxable REIT subsidiary of ESH REIT. We note that the IRS has conducted audits of other lodging REITs and their taxable REIT subsidiaries, and in at least three cases has focused on the transfer pricing aspects of the hotel leases between the REIT and its taxable REIT subsidiaries. In two of those cases, the IRS found the terms of the leases not to be on arm’s-length terms and proposed adjustments in connection with the audits. We believe our rent provisions reflect arm’s-length terms. However, there can be no assurances that the IRS will agree, and the outcome of the anticipated audit and its impact on the Company cannot be predicted at this time.

ESH REIT has a limited operating history as a publicly traded REIT and may not be successful in operating as a publicly traded REIT, which may adversely affect its ability to make distributions to its shareholders.

ESH REIT has a limited operating history as a publicly traded REIT. The REIT rules and regulations are highly technical and complex. ESH REIT cannot assure you that its management team’s past experience will be sufficient to successfully operate ESH REIT as a publicly traded REIT, implement appropriate operating and investment policies and comply with Code or Treasury Regulations that are applicable to it. Failure to comply with the income, asset and other requirements imposed by the REIT rules and regulations could prevent ESH REIT from qualifying as a REIT and could force it to pay unexpected taxes and penalties, which may adversely affect its ability to make distributions to its shareholders.

Even if ESH REIT continues to qualify as a REIT, it may face other tax liabilities that could reduce our cash flows.

Even if ESH REIT continues to qualify for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets including, but not limited to, taxes on any undistributed income and property and transfer taxes. In order to maintain its status as a REIT, each year ESH REIT must distribute to holders of its common stock at least 90% of its REIT taxable income, determined before the deductions for dividends paid and excluding any net capital gain. To the extent that ESH REIT satisfies this distribution requirement, but distributes less than 100% of its taxable income and net capital gain, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income and net capital gain. In addition, ESH REIT will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to holders of its common stock in a calendar year is less than a minimum amount specified under the Code. ESH REIT generally expects to distribute approximately 95% of its REIT taxable income. Thus, ESH REIT will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income and net capital gain and may be subject to U.S. federal excise tax. Any of these taxes would decrease cash available for distributions to holders of its common stock, and lower distributions of cash could adversely affect the market price of the Shares.

The REIT distribution requirements could materially adversely affect ESH REIT’s liquidity and may force ESH REIT to borrow funds or sell assets during unfavorable market conditions or make taxable distributions of its capital stock.

In order to meet the REIT distribution requirements and avoid the payment of income and excise taxes, ESH REIT may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. ESH REIT’s cash flows may be insufficient to fund required REIT distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service obligations or amortization payments. The insufficiency of ESH REIT’s cash flows to cover its distribution requirements could have a material adverse effect on its ability to incur additional indebtedness or sell equity securities in order to fund distributions required to maintain its qualification as a REIT.

ESH REIT may from time to time make distributions to its shareholders in the form of its taxable stock dividends, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.

Although it has no current intention to do so, ESH REIT may in the future distribute taxable stock dividends to its shareholders in the form of additional shares of its stock. ESH REIT might distribute additional shares of its Class A common stock, shares of Class B common stock and/or shares of its preferred stock to the Corporation and/or shares of its Class B common stock to the holders of its Class B common stock. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of ESH REIT’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells ESH REIT common or preferred shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, ESH REIT may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in its common stock.

Dividends paid by REITs do not qualify for the reduced tax rates available for some dividends.

Certain dividends known as qualified dividends payable to U.S. shareholders that are individuals, trusts or estates currently are subject to the same tax rates as long-term capital gains, which are significantly lower than the maximum rates for ordinary income. Dividends paid by REITs, however, generally are not eligible for such reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs and the Shares.

Applicable REIT laws may restrict certain business activities and increase our overall tax liability.

As a REIT, ESH REIT is subject to various restrictions on the types of income it can earn, assets it can own and activities in which it can engage. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of hotel properties. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, through the Corporation. The Corporation is taxable as a regular C corporation and is subject to U.S. federal, state, local and, if applicable, foreign taxation on its taxable income. To qualify as a REIT, ESH REIT must satisfy certain asset, income, organizational, distribution, shareholder ownership and other requirements on an ongoing basis. In order to meet these tests, ESH REIT may be required to forego investments it might otherwise make. Thus, ESH REIT’s compliance with the REIT requirements may hinder our business and operating strategies, financial condition and results of operations.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit ESH REIT’s ability to hedge its assets and liabilities. Any income from a hedging transaction that ESH REIT enters into primarily to manage risk of currency fluctuations or to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that ESH REIT enters into other types of hedging transactions or fails to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, ESH REIT may be required to limit its use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of ESH REIT’s hedging activities because its TRS may be subject to tax on gains or expose ESH REIT to greater risks associated with changes in interest rates than it would otherwise choose to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

The application of FIRPTA to non-U.S. holders of Class B common stock of ESH REIT is not clear.

A non-U.S. person disposing of a U.S. real property interest (“USRPI”), including shares of a U.S. corporation whose assets consist principally of USRPIs, is generally subject to tax under the Foreign Investment in Real Property Tax Act (“FIRPTA”), on the gain recognized on the disposition, in which case they would also be required to file U.S. tax returns with respect to such gain. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” We intend to take the position that ESH REIT is a domestically controlled REIT under the Code. However, there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If ESH REIT were to fail to qualify as a “domestically controlled REIT,” gains realized by a non-U.S. holder on a sale of Class B common stock would be subject to tax under FIRPTA unless the Class B common stock was regularly traded on an established securities market (such as the NYSE) and the

non-U.S. holder did not at any time during a specified testing period directly or indirectly own more than 5% of the value of the outstanding Class B common stock. While there is no authority addressing whether a component of a paired interest will be considered to be regularly traded on an established securities market by virtue of the paired interest being considered to be regularly traded on an established securities market, we intend to take the position that the Class B common stock of ESH REIT is traded on an established securities market following the Offering.

Non-U.S. holders of Class B common stock of ESH REIT may be subject to tax under FIRPTA on distributions.

Non-U.S. holders of Class B common stock may incur tax on distributions that are attributable to gain from a sale or exchange of a USRPI by ESH REIT under FIRPTA. A USRPI includes certain interests in real property and stock in corporations at least 50% of whose assets consist of USRPIs. Under FIRPTA, a non-U.S. shareholder is taxed on distributions attributable to gain from sales of USRPIs as if such gain were effectively connected with a U.S. trade or business of the non-U.S. shareholder, in which case they would also be required to file U.S. tax returns with respect to such gains. A non-U.S. shareholder thus would be taxed on such a distribution at the normal capital gains rates applicable to U.S. shareholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual. A non-U.S. corporate shareholder not entitled to treaty relief or exemption also may be subject to the 30% branch profits tax on such a distribution.

If the Class B common stock is regularly traded on an established securities market located in the United States, capital gain distributions on the Class B common stock that are attributable to ESH REIT’s sale of real property will be treated as ordinary dividends rather than as gain from the sale of a USRPI as long as the non-U.S. shareholder did not own more than 5% of the Class B common stock at any time during the one-year period preceding the distribution. As a result, non-U.S. shareholders generally will be subject to withholding tax on such capital gain distributions in the same manner as they are subject to withholding tax on ordinary dividends. As noted above, we intend to take the position that the Class B common stock will be regularly traded on an established securities market located in the United States following the Offering. If the Class B common stock is not considered to be regularly traded on an established securities market located in the United States or the non-U.S. shareholder owned more than 5% of the Class B common stock at any time during the one-year period preceding the distribution, capital gain distributions that are attributable to ESH REIT’s sale of real property would be subject to tax under FIRPTA, as described in the preceding paragraph. In such case, ESH REIT must withhold 35% of any distribution that ESH REIT could designate as a capital gain dividend. A non-U.S. shareholder may receive a credit against its tax liability for the amount ESH REIT withholds. Moreover, if a non-U.S. shareholder disposes of ESH REIT common stock during the 30-day period preceding a dividend payment, and such non-U.S. shareholder (or a person related to such non-U.S. shareholder) acquires or enters into a contract or option to acquire the Class B common stock within 61 days of the first day of the 30-day period described above, and any portion of such dividend payment would, but for the disposition, be treated as a USRPI capital gain to such non-U.S. shareholder, then such non-U.S. shareholder shall be treated as having USRPI capital gain in an amount that, but for the disposition, would have been treated as USRPI capital gain.

Risks Related to the Corporation

The Corporation is subject to tax at regular corporate rates.

The Corporation is subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to holders of Corporation common stock are not deductible by it in computing its taxable income. In calculating its taxable income, the Corporation must include as income any dividends received from ESH REIT. Distributions to holders of Corporation common stock are taxable as dividends to the extent of current and accumulated earnings and profits. Dividends paid by the Corporation to noncorporate U.S. shareholders that constitute qualified dividend income will be taxable to the shareholder at the preferential rates applicable to long-term capital gains provided the shareholder meets certain holding period requirements. Distributions in excess of the Corporation’s current and accumulated earnings and profits would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in their shares. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

The application of FIRPTA could adversely affect non-U.S. holders of the Paired Shares.

The Corporation is expected to be a United States real property holding corporation under the Code. As a result, under FIRPTA, certain non-U.S. holders of Corporation common stock may be subject to U.S. federal income tax on gain from the disposition of such stock, in which case they would also be required to file U.S. tax returns with respect to such gain. Whether these FIRPTA provisions apply depends on the amount of Corporation common stock that such non-U.S. holder holds and whether, at the time they dispose of their shares, Corporation common stock is regularly traded on an established securities market (such as the NYSE) within the meaning of the applicable Treasury Regulations. While there is no authority addressing whether a component of a paired interest will be considered to be traded on an established securities market by virtue of the paired interest being considered to be traded on an established securities market, we intend to take the position that the common stock of the Corporation is traded on an established securities market. So long as the Corporation common stock is regularly traded as noted above, only a non-U.S. holder who has held, actually or constructively, more than 5% of the Corporation’s common stock at any time during the applicable testing period may be subject to U.S. federal income tax on the disposition of such common stock under FIRPTA. In addition, a separate valuation of the Class B common stock of ESH REIT and common stock of the Corporation may not be available. As a result, the portion of any gain on the disposition of a Paired Share that is attributable to shares of common stock of the Corporation, and subject to FIRPTA, may be difficult to determine.

If ESH REIT was to lose its REIT status, it could materially adversely affect the Corporation, and therefore materially adversely affect the Company.

The Corporation will receive a substantial portion of its income in the form of distributions from ESH REIT. If ESH REIT was not treated as a REIT, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to holders of its stock, including the Corporation, would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to holders of its stock, including the Corporation, and would likely reduce the value of the ESH REIT Class A common stock held by the Corporation, which in turn could have a material adverse effect on the value of the Corporation’s common stock. See “—Risks Related to ESH REIT and its Status as a REIT.”

Risks Related to the Paired Shares

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of the Paired Shares may be influenced by many factors including:

•	announcements of new hotels or services or significant price reductions by us or our competitors;

•	changes in tax law or interpretations thereof;

•	the failure of securities analysts to cover the Paired Shares or changes in analysts’ financial estimates;

•	variations in quarterly results of operations;

•	default on our indebtedness or foreclosure of our hotel properties;

•	economic, legal and regulatory factors unrelated to our performance;

•	increased competition;

•	future sales of the Paired Shares or the perception that such sales may occur;

•	investor perceptions of us and the lodging industry;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, transportation and fuel prices, travel-related accidents, natural disasters and severe weather; and

•	the other factors listed in this “Risk Factors” section.

As a result of these factors, investors in Paired Shares may not be able to resell their Paired Shares at or above their purchase price. In addition, our stock price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market and industry factors may significantly reduce the market price of the Paired Shares, regardless of our operating performance.

Certain of our shareholders each beneficially own a substantial amount of the Paired Shares and have substantial control over us and their interests may conflict with or differ from your interests as a shareholder.

Affiliates of Centerbridge, Paulson and Blackstone each beneficially own approximately 27.2% of the Paired Shares, with no individual entity owning, actually or constructively, more than 9.8% as provided in the respective charters of the Corporation and ESH REIT, and we are a “controlled company” within the meaning of the NYSE rules and ESH REIT is controlled by virtue of its ownership by the Corporation, regardless of the Sponsors’ ownership. In addition, four directors of the Corporation and three directors of ESH REIT were designated by the Sponsors pursuant to the shareholders agreement between the Corporation, ESH REIT and the Sponsors. Further, the Sponsors are entitled to consent rights on specified matters pursuant to the shareholders agreement. As a result, the Sponsors are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. These shareholders may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of the Paired Shares to decline or prevent our shareholders from realizing a premium over the market price for their Paired Shares.

Additionally, each of the Sponsors is in the business of making investments in companies and may acquire and hold, and in a few instances have acquired and held, interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The Corporation’s and ESH REIT’s charters provide that none of the Sponsors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate.

As restrictions on resale end or if the Sponsors exercise their registration rights, a significant number of Paired Shares could become eligible for resale. As a result, the market price of our stock could decline if the Sponsors sell their Paired Shares or are perceived by the market as intending to sell them. See “—Future sales or the possibility of future sales of a substantial amount of the Paired Shares may depress the price of the Paired Shares.”

Future sales or the possibility of future sales of a substantial amount of the Paired Shares may depress the price of the Paired Shares.

Future sales or the availability for sale of substantial amounts of the Paired Shares in the public market could adversely affect the prevailing market price of the Paired Shares and could impair our ability to raise capital through future sales of equity securities.

The charters of the Corporation and ESH REIT authorize us to issue 3,500,000,000 Paired Shares, of which 204,787,500 Paired Shares are outstanding as of March 10, 2014. 32,487,500 Paired Shares were sold in our initial public offering, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”). The remaining 172,300,000 Paired Shares, including the Paired Shares owned by the Sponsors and our executive officers and directors, are restricted from immediate resale under the federal securities laws and the lock-up agreements between the Sponsors, our executive officers and directors and the underwriters, but may be sold in the near future. Following the expiration of the applicable lock-up period, all these Paired Shares will be eligible for resale under Rule 144 or Rule 701 of the Securities Act, subject to volume limitations and applicable holding period requirements. In addition, the Sponsors have the ability to cause us to register the resale of their Paired Shares.

We may issue Paired Shares or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Paired Shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those Paired Shares or other securities in connection with any such acquisitions and investments.

We have also filed a registration statement on Form S-8 covering 8,000,000 Paired Shares in connection with our employee benefit plans.

We cannot predict the size of future issuances of the Paired Shares or the effect, if any, that future issuances and sales of the Paired Shares will have on the market price of the Paired Shares. Sales of substantial amounts of the Paired Shares (including Paired Shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for the Paired Shares.

Under our equity incentive plans, the granting entity will need to compensate the non-granting entity for the issuance of its component share of the Paired Shares.

The Extended Stay America, Inc. 2013 Long-Term Incentive Plan (“Corporation 2013 LTIP”) and the ESH Hospitality, Inc. 2013 Long-Term Incentive Plan (“ESH REIT 2013 LTIP,” each a “2013 LTIP”) contemplate grants of Paired Shares to employees, officers and directors of the Corporation and ESH REIT (each a “Granting Entity”), as applicable. Each Granting Entity makes awards to eligible participants under its respective 2013 LTIP in respect of Paired Shares, subject to the non-Granting Entity’s approval of the terms of each award made under the Granting Entity’s 2013 LTIP, and the non-Granting Entity’s agreement to issue its component of the Paired Share (i.e., with respect to the Corporation, a share of common stock, and with respect to ESH REIT, a share of Class B common stock) to the grantee at the time of delivery of its component of the Paired Share.

The Granting Entity will compensate the non-Granting Entity generally in cash for its issuance of its component of the Paired Share for the fair market value at the time of issuance. In some cases, the applicable Granting Entity may have to pay more for a share of the non-Granting Entity than it would have otherwise paid at the time of grant as the result of an increase in the value of a Paired Share between the time of grant and the time of exercise or settlement. In addition, the Corporation may need to acquire additional shares of Class A common stock of ESH REIT at the time of issuance of the shares of Class B common stock of ESH REIT in order to maintain its 55% interest in ESH REIT.

Under the 2013 LTIPs, a grant of RSUs results in the recognition of total compensation expense equal to the grant date fair value of such grant. Compensation expense related to a grant is recognized on a straight-line basis over the requisite service period of each grant. As it relates to the Company’s financial statements, with respect to grants issued to directors of ESH REIT, such compensation expense is recognized on a mark-to-market basis each period rather than on a straight-line basis.

If securities analysts do not publish research or reports about Extended Stay, or if they issue unfavorable commentary about us or our industry or downgrade the Paired Shares, the price of the Paired Shares could decline.

The trading market for the Paired Shares depends in part on the research and reports that third-party securities analysts publish about Extended Stay and the lodging industry. One or more analysts could downgrade the Paired Shares or issue other negative commentary about Extended Stay or our industry. In addition, we may be unable or slow to maintain and attract additional research coverage. Alternatively, if one or more of these analysts cease coverage of Extended Stay, we could lose visibility in the market. As a result of one or more of these factors, the trading price of the Paired Shares could decline.

Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our shareholders of the opportunity to receive a premium for their shares.

The Corporation and ESH REIT are Delaware corporations, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing shareholders. In addition, provisions of the Corporation’s and ESH REIT’s charters and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our boards of directors. These provisions include, among others:

•	the ability of our boards of directors to designate one or more series of preferred stock and issue shares of preferred stock without shareholder approval;

•	actions by shareholders may not be taken by written consent, except that any action required or permitted to be taken by our shareholders may be effected by written consent until such time as the Sponsors cease to own 50% or more of the outstanding Paired Shares;

•	the sole power of a majority of the boards of directors to fix the number of directors;

•	advance notice requirements for nominating directors or introducing other business to be conducted at shareholder meetings, provided that such notice will not be applicable to the Sponsors so long as they own at least 50% of the outstanding Paired Shares; and

•	the limited ability of shareholders to call special meetings while the Sponsors own at least 50% of the outstanding Paired Shares;

•	the affirmative supermajority vote of our shareholders to amend anti-takeover provisions in our charters and bylaws.

The foregoing factors, as well as the significant ownership of Paired Shares by the Sponsors, and certain covenant restrictions under our indebtedness could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for the Paired Shares, which, under certain circumstances, could reduce the market price of the Paired Shares.

The Corporation and ESH REIT may each issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of the Paired Shares, which could depress the price of the Paired Shares.

        The Corporation has 21,202 shares of 8.0% voting preferred stock outstanding. ESH REIT has 125 shares of 12.5% preferred stock outstanding. The Corporation’s charter authorizes the Corporation to issue up to 350,000,000 shares of one or more additional series of preferred stock. ESH REIT’s charter authorizes ESH REIT to issue up to 350,000,000 shares of one or more additional series of preferred stock. The boards of directors of the Corporation and ESH REIT will have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by shareholders. Preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Paired Shares. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for the Paired Shares at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of the Paired Shares.

ESH REIT may be subject to adverse legislative or regulatory tax changes that could adversely affect the market price of the Paired Shares.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. ESH REIT, the Corporation and holders of Class B common stock could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation, which could effectively eliminate our structure, and in turn, adversely affect the market price of the Paired Shares.

There is a possibility that there will be amendments to or elimination of the pairing arrangement, which may, in turn, impact ESH REIT’s status as a REIT.

Each share of common stock of the Corporation is attached to and trades together with the Class B common stock of ESH REIT. Under the Corporation’s and ESH REIT’s charters, each of the respective board of directors may modify or eliminate this pairing arrangement without the consent of its respective shareholders at any time if that board of directors no longer deems it in the best interests of the Corporation or ESH REIT, as the case may be, for their shares to continue to be attached and trade together. At this time, neither board has determined the circumstances under which the pairing arrangement would be terminated. However, circumstances that the respective board might consider in making such a determination may include, for example, the enactment of legislation that would significantly reduce or eliminate the benefits of our current structure. With respect to such determination, the respective board must fulfill at all times its respective fiduciary duties and, therefore, it is not possible to predict at this time the future circumstances under which the respective board would terminate the pairing arrangement. In addition, holders of Paired Shares have the option, by the vote of a majority of the Paired Shares then outstanding, to eliminate the pairing arrangement in accordance with the respective charters of the Corporation and ESH REIT. The pairing arrangement will be automatically terminated upon bankruptcy of either of the Corporation or ESH REIT.

The Corporation and ESH REIT each have the right, at their option and without the consent of the holders of the Paired Shares, to acquire shares of Class B common stock of ESH REIT from the holders of such shares in exchange for cash, securities of the Corporation or ESH REIT, as the case may be, and/or any other property with a fair market value, as determined by a valuation firm or investment bank, at least equal to the fair market value of the Class B common stock of ESH REIT being exchanged. The Corporation and ESH REIT each have the right, at their option and without the consent of the holders of the Paired Shares, to acquire shares of the Corporation’s common stock from the holders of such shares in exchange for cash, securities of the Corporation or ESH REIT, as the case may be, and/or any other property with a fair market value, as determined by a valuation firm or investment bank, at least equal to the fair market value of the Corporation’s common stock being exchanged. Holders of the Paired Shares could be subject to U.S. federal income tax on the exchange of shares of Class B common stock of ESH REIT or shares of common stock of the Corporation and may not receive cash to pay the tax from the Corporation or ESH REIT.

After any such acquisition, shares of the Corporation’s common stock may be paired with shares of Class B common stock of ESH REIT in a different proportion, but such shares will continue to be attached and trade together. Further, the Corporation’s charter and ESH REIT’s charter allow the respective boards of directors of the Corporation and ESH REIT to, in their sole discretion, issue unpaired shares of their capital stock. Trading in unpaired shares of the Corporation or ESH REIT may reduce the liquidity or value of the Paired Shares. The Class A common stock of ESH REIT owned by the Corporation is also freely transferable and if transferred, the transferee will hold unpaired shares of common stock of ESH REIT.

ESH REIT’s board of directors could terminate its status as a REIT, subjecting ESH REIT’s taxable income to U.S. federal income taxation, which would increase its liabilities for taxes.

Under ESH REIT’s charter, its board of directors may terminate its REIT status, without the consent of its shareholders, at any time if the board no longer deems it in the best interests of ESH REIT to continue to qualify under the Code as a REIT, subject to the Sponsors’ consent rights pursuant to the shareholders agreement between the Corporation, ESH REIT and the Sponsors. ESH REIT’s board of directors has not yet determined the circumstances under which ESH REIT’s status as a REIT would be terminated. However, circumstances that the board may consider in making such a determination may include, for example:

•	the enactment of new legislation that would significantly reduce or eliminate the benefits of being a REIT or having a paired share arrangement; or

•	ESH REIT no longer being able to satisfy the REIT requirements.

With respect to this determination, ESH REIT’s board must fulfill at all times its fiduciary duties and, therefore, it is not possible to predict at this time the future circumstances under which the board would terminate ESH REIT’s status as a REIT.

If ESH REIT’s status as REIT is terminated, its taxable income will be subject to U.S. federal income taxation (including any applicable alternative minimum tax) at regular corporate rates. If ESH REIT’s status was terminated and it was not entitled to relief under certain Code provisions, it would be unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify.

We are exposed to risks relating to evaluations of our internal controls required by Section 404 of the Sarbanes-Oxley Act.

We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and will be required to comply with Section 404 in full (including an auditor attestation on management’s internal controls report) in our combined annual report on Form 10-K for the year ending December 31, 2014 (subject to any change in applicable SEC rules). Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that remain unremediated. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

If we fail to implement the requirements of Section 404 in a timely manner, regulatory authorities such as the SEC or the PCAOB might subject us to sanctions or investigation. If we do not implement improvements to our disclosure controls and procedures or to our internal controls in an effective or timely manner, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal controls over financial reporting pursuant to an audit of our controls. This may subject us to adverse regulatory consequences or a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if we or our independent registered public accounting firm reports a material weakness in our internal controls, if we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of our financial statements or other negative reaction to our failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of the Paired Shares. In addition, if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and the trading price of the Paired Shares may be adversely affected. In connection with the audits of our 2013 and 2012 financial statements, our management and auditors identified “significant deficiencies.”

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the corporate governance standards of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the NYSE. These requirements place a strain on our management, systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare proxy statements with respect to the annual meetings of shareholders of the Corporation and ESH REIT. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NYSE requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of the Paired Shares. Advocacy efforts by shareholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the NYSE rules and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of the boards of directors of the Corporation and ESH REIT consist of independent directors;

•	the requirement that each of the Corporation and ESH REIT have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that each of the Corporation and ESH REIT have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We rely on all of the exemptions listed above. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2013, we owned and operated 684 hotels. The average age of our hotel properties at December 31, 2013 was 14.9 years. We are under long-term ground leases at four of our hotel properties with initial terms terminating at various dates between 2016 and 2096 with most leases including multiple renewal options for generally five or 10 year periods. Other than the four ground leases described above, all remaining hotel properties and grounds are fully owned. The following table shows certain information regarding those hotels.

State/Country	Hotels	Number of Rooms	% of Total Rooms
California	85	10,310	13.5%
Texas	69	7,817	10.3%
Florida	54	6,017	7.9%
Illinois	34	3,932	5.2%
North Carolina	33	3,421	4.5%
Virginia	30	3,291	4.3%
Georgia	30	3,248	4.3%
Ohio	30	2,878	3.8%
Washington	23	2,690	3.5%
Arizona	19	2,229	2.9%
New Jersey	19	2,224	2.9%
Michigan	19	2,114	2.8%
Colorado	17	2,095	2.8%
Maryland	19	2,063	2.7%
Tennessee	19	2,015	2.6%
Missouri	16	1,724	2.3%
Pennsylvania	16	1,713	2.2%
Massachusetts	13	1,434	1.9%
New York	11	1,323	1.7%
Indiana	13	1,228	1.6%
South Carolina	11	1,102	1.4%
Minnesota	10	1,043	1.4%
Oregon	7	898	1.2%
Kentucky	10	892	1.2%
Louisiana	7	791	1.0%
Kansas	7	767	1.0%
Alabama	7	692	0.9%
Wisconsin	6	664	0.9%
Nevada	5	652	0.9%

State/Country	Hotels	Number of Rooms	% of Total Rooms
Utah	5	622	0.8%
Connecticut	5	570	0.7%
Canada	3	500	0.7%
Oklahoma	5	474	0.6%
New Mexico	4	459	0.6%
Alaska	4	420	0.6%
Rhode Island	4	403	0.5%
Arkansas	3	305	0.4%
Mississippi	3	273	0.4%
Montana	2	208	0.3%
Iowa	2	190	0.2%
Delaware	1	142	0.2%
Idaho	1	107	0.1%
New Hampshire	1	101	0.1%
Maine	1	92	0.1%
Nebraska	1	86	0.1%

Total	684	76,219	100.0%

We lease our corporate headquarters in Charlotte, North Carolina. The initial lease term expires in August 2021 with two additional five year renewal terms. Our offices are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

Item 3.	Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, these claims and suits, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated and combined financial statements, results of operations or liquidity or on ESH REIT’s consolidated financial statements, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Paired Shares are listed on the NYSE under the symbol “STAY” and commenced trading on November 13, 2013. Below is a summary of the high and low prices of our Paired Shares for the quarterly period since the date of our initial public offering:

2013	High	Low
Fourth Quarter (from November 13, 2013, date of initial trading)	$26.26	$20.00

The Class A common stock of ESH REIT is held by the Corporation and has never been publicly traded.

Holders of Record

As of March 10, 2014, there were 117 holders of record of the Paired Shares and the Corporation was the only holder of ESH REIT’s Class A common stock. Because many of our Paired Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Distribution Policies

We intend to make distributions of $0.15 per Paired Share per quarter. We intend to maintain our distribution rate unless our consolidated and combined results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from the assumptions used in projecting our intended distribution rate. We intend to make our expected distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected distributions, the expected distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation as distributions on the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.

The Corporation’s and ESH REIT’s boards of directors are independent of one another and owe separate fiduciary duties to the Corporation and ESH REIT. Each board of directors will separately determine the form, timing and amount of any distributions to be paid by the respective entities for any period. For a description of the Corporation’s distribution policy, please see “—Corporation Distribution Policy” and for ESH REIT’s distribution policy, see “—ESH REIT Distribution Policy.”

Corporation Distribution Policy

The Corporation’s board of directors has not declared any distributions on the Corporation’s common stock and currently has no intention to do so, except as described above. The payment of any distributions will be at the discretion of the Corporation’s board of directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law and will depend on, among other things, the receipt by the Corporation of dividends from ESH REIT in respect of the Class A common stock, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, capital contributions to ESH REIT, contractual restrictions, restrictions in any existing or future debt agreements of the Corporation or ESH REIT and in any preferred stock and other factors that the Corporation’s board of directors may deem relevant.

The Corporation’s ability to pay dividends will depend on its receipt of cash dividends from ESH REIT, which may further restrict its ability to pay distributions. In particular, ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. In cases in which the terms of any of the Corporation’s or ESH REIT’s existing or future indebtedness prohibits the payment of cash dividends, ESH REIT may declare and pay taxable stock dividends to maintain its REIT status. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness” for a description of the restrictions on the Corporation’s and ESH REIT’s ability to pay distributions.

ESH REIT Distribution Policy

ESH REIT intends to make regular quarterly cash distributions to its shareholders (including the Corporation), as more fully described below. To qualify as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.

ESH REIT will be subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. ESH REIT generally expects to distribute approximately 95% of its REIT taxable income. ESH REIT will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income and net capital gain and may be subject to U.S. federal excise tax. Taxable income as computed for purposes of the forgoing tax rules will not necessarily correspond to ESH REIT’s income before income taxes as determined under accounting principles generally accepted in the United States (“GAAP”) for financial reporting purposes.

On February 26, 2014, the board of directors of ESH REIT declared a pro rata cash distribution of $0.08 per share for the fourth quarter of 2013 on its Class A common stock and Class B common stock with respect to the period commencing upon the completion of the Offering and ending on December 31, 2013, based on our intended distribution rate of $0.15 per Paired Share for a full quarter. The dividend is payable on March 26, 2014, to shareholders of record as of March 12, 2014.

The timing and frequency of ESH REIT’s distributions will be authorized by ESH REIT’s board of directors, in its sole discretion, and declared based on a variety of factors, including:

•	actual consolidated results of operations;

•	ESH REIT’s debt service requirements;

•	capital expenditure requirements for its hotel properties;

•	ESH REIT’s taxable income;

•	the annual distribution requirement under the REIT provisions of the Code;

•	contractual restrictions;

•	restrictions in any current or future debt agreements and in any preferred stock;

•	ESH REIT’s operating expenses; and

•	other factors that ESH REIT’s board of directors may deem relevant.

Class A common stock and Class B common stock are entitled to any common stock dividends that ESH REIT’s board of directors may declare. Each share of Class A and Class B common stock will be entitled to the same amount of dividends per share, except that, in cases in which the terms of any of ESH REIT’s existing or future indebtedness prohibits the payment of cash dividends, ESH REIT may declare and pay taxable stock dividends in respect of the Class A common stock that differ from dividends paid in respect of the Class B common stock in order to maintain its REIT status. Approximately 55% of ESH REIT’s dividends will be paid to the Corporation on account of the Class A common stock.

ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. In cases in which the terms of any of ESH REIT’s existing or future indebtedness prohibits the payment of cash dividends, ESH REIT may declare and pay taxable stock dividends in order to maintain its REIT status. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness” for a description of the restrictions on ESH REIT’s ability to pay distributions. In cases where ESH REIT distributes additional shares of its Class B common stock to the holders of its Class B common stock, the Corporation may correspondingly distribute a number of additional shares of its common stock, which together with the shares of Class B common stock distributed by ESH REIT will form Paired Shares.

Stock Performance Graph

The following graph compares the total shareholder return on the Paired Shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the Standard and Poor’s 500 Hotel Index (“S&P Hotel Index”) for the period from November 13, 2013, the date on which our Paired Shares commenced trading on the NYSE, through December 31, 2013. The graph assumes an initial investment of $100 on November 13, 2013 in the Paired Shares and in each of the indices and also assumes the reinvestment of dividends where applicable. The results shown in the graph below are not necessarily indicative of future performance.

This performance graph shall and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

On November 6, 2013, the Corporation issued 100 shares of common stock to Holdings and the holders of the ownership interests of ESH REIT’s predecessor, ESH Hospitality LLC, for consideration of $100. The issuance of these shares of common stock was made pursuant to an exemption provided by Section 4(a)(2) of the Securities Act. At the time of the issuance of such shares, the Corporation was owned and controlled by employees of the Sponsors.

On November 11, 2013, ESH REIT issued 39,706,944 shares of Class A common stock to the Corporation in consideration of a note issued to ESH REIT by the Corporation in the principal amount of $357,314,750.50. On November 18, 2013, the Corporation paid to ESH REIT $357,586,999.53, including $272,249.03 of accrued interest, in satisfaction of the note described in the preceding sentence. The issuance of these shares of Class A common stock was made pursuant to an exemption provided by Section 4(a)(2) of the Securities Act. At the time of issuance of such shares, the Corporation and ESH REIT were commonly controlled and owned.

On November 12, 2013, the Corporation issued 172,199,900 shares of common stock to its existing shareholders in consideration of the shareholders’ contribution to the Corporation of 210,466,667 shares of Class A common stock of ESH REIT. The issuance of these shares of common stock was made pursuant to an exemption provided by Section 4(a)(2) of the Securities Act. All of the recipients of the shares were existing shareholders of the Corporation.

Also on November 12, 2013, ESH REIT issued 122,222 shares of Class A common stock to the Corporation in consideration of a note issued to ESH REIT in the principal amount of $1,099,851.03. On November 18, 2013, the Corporation paid to ESH REIT $1,100,569.33, including $718.30 of accrued interest, in satisfaction of the note described in the preceding sentence. The issuance of these shares of Class A common stock was made pursuant to an exemption provided by Section 4(a)(2) of the Securities Act. At the time of issuance of such shares, the Corporation and ESH REIT were commonly controlled and owned.

Use of Proceeds from Registered Securities

        On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Offering included 4,237,500 Paired Shares purchased by the underwriters in connection with the exercise in full of their option to purchase additional Paired Shares. The Paired Shares sold in the Offering were registered under the Securities Act pursuant to the Corporation and ESH REIT’s Registration Statement on Form S-1 (File No. 333-190052), which was declared effective by the SEC on November 12, 2013. The Offering raised gross proceeds to the Corporation and ESH REIT of approximately $649.8 million, and net proceeds to the Corporation and ESH REIT of approximately $602.2 million after deducting underwriting discounts, commissions and other transaction costs. The Offering proceeds were divided among the Corporation and ESH REIT based on their relative valuations. The Corporation used the majority of the proceeds it received to purchase shares of Class A common stock of ESH REIT to maintain its ownership of approximately 55% of the outstanding common stock of ESH REIT. ESH REIT used its proceeds from the Offering, including proceeds received pursuant to the sale of Class A common stock to the Corporation, in addition to cash on hand, to repay approximately $331.0 million of its Mezzanine A Loan, approximately $218.5 million of its Mezzanine B Loan and approximately $165.5 million of its Mezzanine C Loan.

Deutsche Bank Securities, Goldman, Sachs & Co., J.P. Morgan, Citigroup, BofA Merrill Lynch, Barclays, Morgan Stanley and Macquarie Capital acted as joint book-running managers for the Offering. Blackstone Capital Markets, Baird, Houlihan Lokey and Stifel acted as co-managers for the Offering.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Selected Historical Financial and Other Data—The Company

The selected historical consolidated and combined financial data of the Company for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 have been derived from the audited consolidated and combined financial statements of the Company included elsewhere in this combined annual report on Form 10-K. The selected historical consolidated and combined financial data of the Company for the period from October 8, 2010 through December 31, 2010 and as of December 31, 2011 and 2010 have been derived from the audited consolidated and combined financial statements of the Company not included elsewhere in this combined annual report on Form 10-K. The selected historical consolidated and combined financial data of the Company Predecessor for the period from January 1, 2010 through October 7, 2010 and the year ended December 31, 2009 and as of December 31, 2009 have been derived from the audited consolidated and combined financial statements of the Company Predecessor not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated and combined financial statements and related notes and other financial information included herein.

On October 8, 2010, the Company acquired substantially all of the businesses, assets and operations of the Company Predecessor that were auctioned off by the former debtors of the Company Predecessor, which was in Chapter 11 reorganization. The Company succeeded principally all of the assets and operations of the Company Predecessor. As a result, the historical consolidated and combined financial results of the Company are presented alongside those of the Company Predecessor herein. The acquisition was accounted for as a business combination in accordance with FASB ASC 805, “Business Combinations.” Certain financial information of the Company is not comparable to that of the Company Predecessor. This information includes, but may not be limited to, depreciation and amortization expense, restructuring and acquisition transaction expenses, interest expense, income tax expense and reorganization gain, net.

	Company				Company Predecessor
(Dollars in millions, other than ADR and RevPAR)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010	Year Ended December 31, 2009
Statement of operations data:
Room revenues	$1,114.0	$984.3	$913.0	$188.7	$659.9	$818.4
Other hotel revenues	17.8	16.9	18.7	4.1	13.2	15.0
Management fees, license fees and other revenues	1.0	10.3	11.0	2.6	7.5	0.3

Total revenues	1,132.8	1,011.5	942.7	195.4	680.6	833.7

Hotel operating expenses	540.6	493.6	463.4	101.8	351.3	440.8
General and administrative expenses	108.3	88.5	75.0	17.6	66.9	84.1
Depreciation and amortization	168.1	129.9	120.4	27.0	290.6	378.9
Managed property payroll expenses	0.7	6.6	6.4	1.5	4.8	—
Restructuring expenses	0.6	5.8	10.5	—	—	—
Acquisition transaction expenses	0.2	1.7	0.6	21.5	—	—
Impairment of long-lived assets	3.3	1.4	—	—	44.6	27.6
Office building operating expenses	—	—	1.0	0.2	0.8	—

	Company				Company Predecessor
(Dollars in millions, other than per share data, ADR and RevPAR)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010	Year Ended December 31, 2009
Loss on lease termination	—	—	—	—	—	12.1
Allowance for receivables from affiliates	—	—	—	—	—	19.6

Total operating expenses	821.8	727.5	677.3	169.6	759.0	963.1
Other income	1.1	0.3	0.2	0.2	1.3	—

Income (loss) from operations	312.1	284.3	265.6	26.0	(77.1)	(129.4)
Interest expense	234.6	257.7	212.5	49.6	—	297.2
Adequate protection payments in lieu of interest	—	—	—	—	167.0	—
Loss on derivative instruments	—	—	—	—	—	0.4
Interest income	0.2	0.3	0.6	—	—	0.2

Income (loss) before reorganization gain (loss) and income taxes	77.7	26.9	53.7	(23.6)	(244.1)	(426.8)
Reorganization gain (loss), net	—	—	—	—	3,430.5	(41.4)

Income (loss) before income tax (benefit) expense	77.7	26.9	53.7	(23.6)	3,186.4	(468.2)
Income tax (benefit) expense	(5.0)	4.6	7.1	(1.5)	(120.4)	929.9

Net income (loss)	82.7	22.3	46.6	(22.1)	3,306.8	(1,398.1)
Net loss (income) attributable to noncontrolling interests	3.5	(1.6)	(1.0)	(0.4)	(1,517.3)	1,309.4

Net income (loss) attributable to common shareholders or members	$86.2	$20.7	$45.6	$(22.5)	$1,789.5	$(88.7)

Net income per share-basic	$0.49	$0.12	$0.27	$(0.13)	$10.66	$(0.53)

Net income per share-diluted	$0.49	$0.12	$0.26	$(0.13)	$10.66	$(0.53)

Other financial data:
Cash flows provided by (used in):
Operating activities	$311.3	$201.1	$180.6	$15.6	$106.6	$39.0
Investing activities	(165.3)	(223.8)	(43.4)	(3,920.0)	(41.7)	39.2
Financing activities	(189.0)	27.6	(50.1)	3,914.5	(1.6)	(21.7)
Capital expenditures	(172.5)	(271.5)	(106.1)	(11.6)	(38.0)	(32.4)
EBITDA(a)	480.2	414.2	386.0	53.0	3,644.0	207.7
Adjusted EBITDA(a)	518.6	434.9	409.8	74.8	260.7	289.3
Hotel operating profit(b)	594.1	508.5	468.9	91.0	324.4	393. 1
Hotel operating margin(b)	52.5%	50.8%	50.3%	47.2%	48.2%	47.2%

	Company				Company Predecessor
(Dollars in millions, other than ADR and RevPAR)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010	Year Ended December 31, 2009
Operating data:
Rooms (at period end)	76,219	75,928	73,657	73,657	73,657	73,795
Average occupancy rate	74.2%	73.3%	75.1%	72.3%	75.9%	65.8%
ADR	$54.15	$49.77	$45.20	$42.10	$42.07	$44.74
RevPAR	$40.18	$36.46	$33.96	$30.44	$31.93	$29.44

	Company				Company Predecessor
(Dollars in millions)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Balance sheet data:
Cash and cash equivalents(1)	$60.5	$103.6	$98.6	$11.4	$79.5
Restricted cash	47.3	61.6	236.7	253.2	0.2
Property and equipment, net	4,127.3	4,110.6	3,844.1	3,860.6	6,346.0
Total assets	4,449.7	4,491.7	4,357.3	4,351.6	6,536.1
Mortgage loans payable	2,519.8	2,525.7	1,980.2	2,004.3	4,108.3
Mezzanine loans payable	365.0	1,080.0	700.0	700.0	3,295.5
Other debt	41.2	—	—	—	—
Total liabilities	3,108.5	3,738.9	2,805.9	2,824.1	8,466.4
Total consolidated and combined equity (deficit)(1)	1,341.2	752.8	1,551.4	1,527.5	(1,930.3)
Total liabilities and consolidated and combined equity	$4,449.7	$4,491.7	$4,357.3	$4,351.6	$6,536.1

(1)	In February 2014, ESH REIT declared a REIT dividend with respect to the fourth quarter of 2013 of $0.08 per share payable to holders of record of ESH REIT Class A common stock and Class B common stock as of March 12, 2014, or approximately $36.4 million.

(a)	EBITDA and Adjusted EBITDA. Earnings before interest expense, net, income taxes, depreciation and amortization (“EBITDA”) is a commonly used measure in many industries. We adjust EBITDA when evaluating our performance because we believe that the adjustment for certain items, such as restructuring and acquisition transaction expenses, impairment charges related to long-lived assets, bankruptcy-related gains and expenses, non-cash equity-based compensation and other items not indicative of ongoing operating performance, provides useful supplemental information to investors regarding our ongoing operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to investors regarding our results of operations that help us and our investors evaluate the ongoing operating performance of our hotels and facilitate comparisons between us and other lodging companies, hotel owners and capital-intensive companies.

EBITDA and Adjusted EBITDA, as presented, may not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, net income per share, cash flow from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of operating performance. Our historical consolidated and combined statements of operations and cash flows include interest expense, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—The Company—EBITDA and Adjusted EBITDA.”

The following table provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011, the period from October 8, 2010 through December 31, 2010, the period from January 1, 2010 through October 7, 2010 and the year ended December 31, 2009 (in millions):

	Company							Company Predecessor
	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011		Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010	Year Ended December 31, 2009
Net income (loss)	$82.7		$22.3		$46.6		$(22.1)	$3,306.8	$(1,398.1)
Interest expense, net	234.4		257.4		211.9		49.6	167. 0	297.0
Income tax (benefit) expense	(5.0)		4.6		7.1		(1.5)	(120.4)	929.9
Depreciation and amortization	168.1		129.9		120.4		27.0	290.6	378.9

EBITDA	480.2		414.2		386.0		53.0	3,644.0	207.7
Restructuring expenses	0.6		5.8		10.5		—	—	—
Acquisition transaction expenses	0.2		1.7		0.6		21.5	—	—
Impairment of long-lived assets	3.3		1.4		—		—	44.6	27.6
Bankruptcy-related (gain) expense, net	—		—		—		—	(3,430.5)	41.4
Non-cash equity-based compensation	20.2		4.4		4.7		0.3	—	—
Other expenses	14.1	(1)	7.4	(2)	8.0	(3)	—	2.6 (4)	12.6	(5)

Adjusted EBITDA	$518.6		$434.9		$409.8		$74.8	$260.7	$289.3

(1)	For the year ended December 31, 2013, includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of $11.2 million and loss on disposal of assets of $2.9 million.
(2)	For the year ended December 31, 2012, includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of $1.6 million, consulting fees related to implementation of our new strategic initiatives, including services related to pricing and yield management projects, of $4.9 million and loss on disposal of assets of $0.9 million.
(3)	For the year ended December 31, 2011, includes consulting fees related to implementation of our new strategic initiatives, including services related to pricing and yield management projects, of $7.4 million and loss on disposal of assets of $0.6 million.
(4)	For the period from January 1, 2010 through October 7, 2010, includes loss on disposal of assets of $2.6 million.
(5)	For the year ended December 31, 2009, includes loss on capital lease termination of $12.1 million and loss on disposal of assets of $0.5 million.

(b)	Hotel Operating Profit and Hotel Operating Margin. Hotel operating profit and hotel operating margin measure owned hotel-level operating results prior to debt service, depreciation and amortization and general and administrative expenses and are supplemental measures of aggregate hotel-level profitability. Both measures are used by us to evaluate the operating profitability of our hotels. We define hotel operating profit as the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and hotel operating margin as the ratio of hotel operating profit divided by the sum of room and other hotel revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—The Company—Hotel Operating Profit and Hotel Operating Margin.”

The following table provides a reconciliation of our room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to hotel operating profit and hotel operating margin for the years ended December 31, 2013, 2012 and 2011, the period from October 8, 2010 through December 31, 2010, the period from January 1, 2010 through October 7, 2010 and the year ended December 31, 2009 (in millions):

	Company							Company Predecessor
	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011		Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010		Year Ended December 31, 2009
Room revenues	$1,114.0		$984.3		$913.0		$188.7	$659.9		$818.4
Other hotel revenues	17.8		16.9		18.7		4.1	13.2		15.0

Total hotel revenues	1,131.8		1,001.2		931.7		192.8	673.1		833.4
Hotel operating expenses	537.7	(1)	492.7	(2)	462.8	(3)	101.8	348.7	(4)	440.3	(5)

Hotel operating profit	$594.1		$508.5		$468.9		$91.0	$324.4		$393.1

Hotel operating margin	52.5%		50.8%		50.3%		47.2%	48.2%		47.2%

(1)	For the year ended December 31, 2013, excludes loss on disposal of assets of $2.9 million.
(2)	For the year ended December 31, 2012, excludes loss on disposal of assets of $0.9 million.
(3)	For the year ended December 31, 2011, excludes loss on disposal of assets of $0.6 million.
(4)	For the period from January 1, 2010 through October 7, 2010, excludes loss on disposal of assets of $2.6 million.
(5)	For the year ended December 31, 2009, excludes loss on disposal of assets of $0.5 million.

Selected Historical Financial and Other Data—ESH REIT

The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 have been derived from the audited consolidated financial statements of ESH REIT included elsewhere in this combined annual report on Form 10-K. The selected historical consolidated financial data of ESH REIT for the period from October 8, 2010 through December 31, 2010 and as of December 31, 2011 have been derived from the audited consolidated financial statements of ESH REIT not included elsewhere in this combined annual report on Form 10-K. The selected historical consolidated financial data for ESH REIT as of December 31, 2010 has been derived from the unaudited consolidated statements of ESH REIT not included elsewhere in this combined annual report on Form 10-K. The selected historical combined financial data of ESH REIT Predecessor for the period from January 1, 2010 through October 7, 2010 and for the year ended December 31, 2009 and as of December 31, 2009 have been derived from the unaudited combined financial statements of ESH REIT Predecessor not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated financial statements and related notes and other financial information included herein.

The historical combined financial statements of ESH REIT Predecessor were prepared by combining the financial results of the entities that owned the hotel properties and the assets and operating companies of the Company Predecessor, other than those acquired by ESH Strategies, and represent the assets and entities consolidated in the financial statements of ESH REIT after the Acquisition Date. Certain financial information of ESH REIT Predecessor is not comparable to that of ESH REIT. This information includes, but may not be limited to, depreciation and amortization expense, restructuring and acquisition transaction expenses, interest expense, income tax expense and reorganization gain, net.

	ESH REIT				ESH REIT Predecessor
(Dollars in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010	Year Ended December 31, 2009
Statement of operations data:
Rental revenues	$71.9	$—	$—	$—	$—	$—
Hotel room revenues	984.0	984.3	913.0	188.7	659.9	818.4
Other hotel revenues	15.6	16.9	18.7	4.1	13.2	15.0
Management fees and other revenues	1.0	10.3	11.2	2.6	7.3	0.3

Total revenues	1,072.5	1,011.5	942.9	195.4	680.4	833.7

Hotel operating expenses	478.7	493.6	463.4	101.8	351.3	440.8
General and administrative expenses	86.8	87.8	72.4	17.5	66.9	83.9
Depreciation and amortization	167.2	129.9	120.4	27.0	290.6	378.9
Managed property payroll expenses	0.6	6.6	6.4	1.5	4.8	—
Trademark license fees	3.0	3.0	2.8	0.6	0.7	0.8
Restructuring expenses	0.6	5.8	10.5	—	—	—
Acquisition transaction expenses	0.2	1.7	0.6	21.5	—	—
Impairment of long—lived assets	3.3	1.4	—	—	11.1	22.3
Office building operating expenses	—	—	1.0	0.2	0.8	—
Loss on lease termination	—	—	—	—	—	12.1
Allowance for receivables from affiliates	—	—	—	—	—	19.6

Total operating expenses	740.4	729.8	677.5	170.1	726.2	958.4
Other income	1.1	0.4	0.2	0.2	1.4	—

Income (loss) from operations	333.2	282.1	265.6	25.5	(44.4)	(124.7)
Interest expense	234.2	257.7	212.5	49.6	—	297.3
Adequate protection payments in lieu of interest	—	—	—	—	167.1	—
Loss on derivative instruments	—	—	—	—	—	0.5
Interest income	0.6	0.3	0.6	—	0.1	0.1

Income (loss) before reorganization gain (loss) and income taxes	99.6	24.7	53.7	(24.1)	(211.4)	(422.4)

	ESH REIT				ESH REIT Predecessor
(Dollars in millions, other than per share data)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010	Year Ended December 31, 2009
Reorganization gain (loss), net	—	—	—	—	3,430.5	(41.4)
Income (loss) before income tax (benefit) expense	99.6	24.7	53.7	(24.1)	3,219.1	(463.8)
Income tax (benefit) expense	(0.9)	4.6	7.1	(1.5)	(120.4)	929.9

Net income (loss)	100.5	20.1	46.6	(22.6)	3,339.5	(1,393.7)
Net (income) loss attributable to noncontrolling interests	(0.8)	(1.6)	(1.1)	(0.4)	(1,545.5)	1,306.6

Net income (loss) attributable to shareholders or members	$99.7	$18.5	$45.5	$(23.0)	$1,794.0	$(87.1)

Net income per share:
Class A-Basic	$0.26	$0.05	$0.12	$(0.06)	$4.81	$(0.23)

Class A-Diluted	$0.26	$0.05	$0.12	$(0.06)	$4.81	$(0.23)

Class B-Basic	$0.26	$0.05	$0.12	$(0.06)	$4.81	$(0.23)

Class B-Diluted	$0.25	$0.05	$0.12	$(0.06)	$4.81	$(0.23)

Other financial data:
Cash flows provided by (used in):
Operating activities	$295.2	$194.2	$180.5	$15.7	$106.0	$56.9
Investing activities	(164.1)	(223.8)	(43.4)	(3,909.5)	(41.7)	20.5
Financing activities	(215.7)	34.3	(50.1)	3,903.9	(1.6)	(21.7)
Capital expenditures	(171.9)	(271.5)	(106.1)	(11.6)	(38.0)	(32.4)

	ESH REIT				ESH REIT Predecessor
(Dollars in millions)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Balance sheet data:
Cash and cash equivalents(1)	$18.6	$103.3	$98.5	$11.4	$77.9
Restricted cash	45.9	61.6	236.7	253.2	0.2
Property and equipment, net	4,119.9	4,110.6	3,844.1	3,860.6	6,346.0
Total assets	4,328.3	4,487.4	4,346.7	4,341.1	6,490.5
Mortgage loans payable	2,519.8	2,525.7	1,980.2	2,004.3	4,108.3
Mezzanine loans payable	365.0	1,080.0	700.0	700.0	3,295.5
Revolving credit facility	20.0	—	—	—	—

	ESH REIT				ESH REIT Predecessor
(Dollars in millions)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Total liabilities	3,000.8	3,741.2	2,806.5	2,824.6	8,466.4
Total consolidated and combined equity (deficit)(1)	1,327.5	746.2	1,540.2	1,516.5	(1,975.9)
Total liabilities and consolidated and combined equity	$4,328.3	$4,487.4	$4,346.7	$4,341.1	$6,490.5

(1)	In February 2014, ESH REIT declared a REIT dividend with respect to the fourth quarter of 2013 of $0.08 per share payable to holders of record of ESH REIT Class A common stock and Class B common stock as of March 12, 2014, or approximately $36.4 million.

EBITDA, Adjusted EBITDA, hotel operating profit and hotel operating margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated and combined Company results; therefore, we believe these performance measures are meaningful for the Company only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Business-Our Recent Operating History-The Pre-IPO Transactions,” “Selected Historical Financial and Other Data” and:

•	the consolidated and combined financial statements and related notes of the Company included in Item 8 of this combined annual report on Form 10-K; and

•	the consolidated financial statements and related notes of ESH REIT included in Item 8 of this combined annual report on Form 10-K.

We have presented below separate “Results of Operations” for each of the Company and ESH REIT. Where appropriate, the following discussion includes analysis of the effects of the Pre-IPO Transactions and the Offering. Portions of the following discussion reflect the changes in our structure resulting from the Pre-IPO Transactions. Prior to the Pre-IPO Transactions, the Operating Lessees, which were wholly-owned subsidiaries of ESH REIT, leased the hotel properties from ESH REIT pursuant to operating leases. HVM, an eligible independent contractor (within the meaning of Section 856(d)(9) of the Internal Revenue Code of 1986, as amended (the “Code”)), managed the hotel properties pursuant to management agreements with the Operating Lessees. ESH Strategies owned the trademarks and licensed their use to the Operating Lessees pursuant to trademark license agreements. The Pre-IPO Transactions restructured and reorganized the existing business and legal entities such that the Operating Lessees, ESH Strategies and the assets and obligations of HVM were transferred to the Corporation. Additionally, our assets and operations, other than ownership of our real estate assets (which continue to be owned by ESH REIT), are held by the Corporation and operated as an integrated enterprise. Subsequent to the Pre-IPO Transactions, the Corporation owns all of the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT.

The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services and other future results, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

Overview

We are the largest owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of December 31, 2013, we own and operate 684 hotel properties comprising approximately 76,200 rooms located in 44 states across the United States and in Canada. We own and operate 632 of our hotels under the core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels, 47 hotels in the economy extended stay segment under the Crossland Economy Studios brand and two hotels in the economy extended stay segment under the Hometown Inn brand. On December 31, 2013, we completed the acquisition of two hotels which, through the date of acquisition, we previously managed. Effective January 1, 2014, the operations of these hotels will be included in the operating results of our consolidated portfolio.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and limited housekeeping service, which is typically provided on a weekly basis. Our guests include business travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. These guests generally rent accommodations on a weekly or longer term basis.

Key Metrics Evaluated by Management

We evaluate the performance of our business through the use of certain non-GAAP financial measures. “GAAP” refers to generally accepted accounting principles in the United States. Each of these non-GAAP financial measures should be considered as supplemental measures to GAAP performance measures such as total revenues, net income, net income per share and cash flow provided by operating activities. We provide a more detailed discussion of certain of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance, a discussion of certain limitations of such measures and a reconciliation of such measures to the nearest GAAP measures under “—Non-GAAP Financial Measures-The Company.”

Average daily rate (“ADR”) is a commonly used measure within the lodging industry to evaluate hotel financial performance. ADR represents hotel room revenues divided by total number of rooms sold in a given period. ADR measures average room price attained by a hotel or group of hotels, and ADR trends provide useful information concerning pricing policies and the nature of the customer base of a hotel or group of hotels. Changes in room rates have an impact on overall revenues and profitability.

Occupancy is a commonly used measure within the lodging industry to evaluate hotel financial performance. Occupancy represents the total number of rooms sold in a given period divided by the total number of rooms available at a hotel or group of hotels. Occupancy measures the utilization of our hotels’ available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.

Revenue per available room (“RevPAR”) is a commonly used measure within the lodging industry to evaluate hotel financial performance. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include other ancillary revenues, such as food and beverage revenues or parking, telephone or other guest service revenues generated by a hotel. Although RevPAR does not include these other hotel revenues, it generally is considered a key indicator of core revenues for many hotels. For the year ended December 31, 2013, room revenues represented approximately 98.3% of our total revenues.

RevPAR changes that are driven predominately by occupancy have different implications on incremental hotel operating profit than do changes that are driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues and other hotel revenues, as well as incremental operating costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would generally not result in additional operational room-related costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability than changes in RevPAR driven by occupancy levels. Due to seasonality in our business, we review RevPAR by comparing current periods to the same periods in prior years.

Additional non-GAAP financial measures include:

•	EBITDA and Adjusted EBITDA. Earnings before interest expense, net, income taxes, depreciation and amortization (“EBITDA”) is a commonly used measure in many industries. We adjust EBITDA when evaluating our performance because we believe that the adjustment for certain items, such as restructuring and acquisition transaction expenses, impairment charges related to long-lived assets, non-cash equity-based compensation and other items not indicative of ongoing operating performance, provides useful supplemental information to investors regarding our ongoing operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to investors regarding our results of operations that help us and our investors evaluate the ongoing operating performance of our hotels and facilitate comparisons between us and other lodging companies, hotel owners and capital-intensive companies.

•	Hotel Operating Profit and Hotel Operating Margin. Hotel operating profit and hotel operating margin measure hotel-level operating results prior to debt service, depreciation and amortization and general and administrative expenses and are supplemental measures of aggregate hotel-level profitability. Both measures are used by us to evaluate the operating profitability of our hotels. We define hotel operating profit as the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and hotel operating margin as the ratio of hotel operating profit divided by the sum of room and other hotel revenues.

Understanding Our Results of Operations – The Company

Revenues and Expenses. The Company’s revenues are derived primarily from the operation of our owned hotels. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect the expenses of our owned hotels. The following table presents the components of the Company’s revenues as a percentage of our total revenues for the year ended December 31, 2013:

Percentage of 2013 Revenues

•      Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy, as well as the customer mix of a hotel, is a significant driver of ADR. Due to our high occupancy levels, our current focus is on increasing RevPAR by increasing ADR.

For the year ended December 31, 2013, we experienced RevPAR growth of approximately 10.2% due to the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and brand awareness and focus on service excellence. We believe our continued focus on these initiatives will drive continued RevPAR growth at or above the level of our competitive set for at least 2014.

98.3%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, additional housekeeping fees and pet charges. Occupancy and the customer mix of a hotel, as well as the number of guests that have long-term stays, are the key drivers of other hotel revenues.	1.6%

•      Management fees, license fees and other revenues. Management fees, license fees and other revenues represent total gross fees earned from our two managed hotels, which we acquired on December 31, 2013, as well as the reimbursement of payroll expenses incurred on behalf of these managed hotels. Revenue of the managed hotels is the principal driver of management fees and license fees and occupancy of the managed hotels is one of the principal drivers of the reimbursement of payroll expenses. Due to the business and entity restructuring that occurred in connection with the Pre-IPO Transactions and our acquisition of the two managed hotels, we expect to have no management fees, license fees and other revenues in 2014.

0.1%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the year ended December 31, 2013:

Percentage of 2013 Operating Expenses
• Hotel operating expenses. Hotel operating expenses include all expenses associated with operating our owned hotels. These costs, although primarily fixed in nature, do have some variable components. Those that are relatively fixed include payroll, real property taxes and insurance. Occupancy is a key driver of expenses that have a high degree of variability such as room supplies, repair and maintenance and utilities. Other variable expenses include internet advertising costs, hotel reservation services and travel agent commissions.	65.8%

We experienced an increase in hotel operating expenses of approximately $46.9 million for the year ended December 31, 2013, driven in part by enhancements to our product and service offering, including complimentary grab-and-go breakfast and free in-room WiFi. As a result, in 2013 we saw hotel operating expenses increase at a rate greater than we would expect to be typical in future periods.

• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff, professional fees, including consulting, audit, tax and legal fees and global brand marketing expense.	13.2%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	20.4%
• Managed property payroll expenses. Managed property payroll expenses include all payroll expenses related to the hotel staff of our two managed hotels, which we acquired on December 31, 2013. We are fully reimbursed for these costs as stipulated in the respective management agreements. The reimbursement of these costs is included as a component of management fees, license fees and other revenues. We expect to have no managed property payroll expenses in 2014.	0.1%
• Restructuring expenses. Restructuring expenses are costs associated with an anticipated business combination or one-time termination benefits and employee relocation costs. During 2013, we initiated an operations restructuring which changed certain aspects of our property staffing model. For these programs, expenses included employee relocation, recruitment, separation payments and other costs.	0.1%
• Acquisition transaction expenses. Acquisition transaction expenses are legal, professional and other such fees directly related to the acquisition of hotels.	0.0%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an asset may not be recoverable.	0.4%

Understanding Our Results of Operations – ESH REIT

Revenues and Expenses. Prior to the Pre-IPO Transactions, ESH REIT’s consolidated results of operations reflected room and other hotel revenues, as rental revenues and expenses with respect to the operating leases between ESH REIT and its previously owned subsidiaries, the Operating Lessees, eliminated in consolidation and the Operating Lessee’s results of operations were owned by ESH REIT. Further, ESH REIT’s consolidated results of operations reflected all hotel operating expenses. Subsequent to the Pre-IPO Transactions, ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenue, rental revenues earned under its operating leases, which are no longer eliminated in consolidation due to the fact that ESH REIT no longer owns the Operating Lessees. Also, ESH REIT’s consolidated results of operations reflect only those hotel operating expenses directly related to ownership of the hotels, such as real estate taxes and insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees.

Prior to the Pre-IPO Transactions, HVM managed the hotel properties pursuant to management agreements with the Operating Lessees. ESH REIT held a variable interest in HVM and consolidated the financial position, results of operations, comprehensive income and cash flows of HVM, including the management fees earned by HVM pursuant to the management agreements. Subsequent to the Pre-IPO Transactions, ESA Management, a wholly-owned subsidiary of the Corporation, manages the hotel properties.

The following table presents the components of ESH REIT’s revenues as a percentage of ESH REIT’s total revenues for the year ended December 31, 2013:

Percentage of 2013 Revenues

•      Rental revenues. Rental revenues represent the revenues generated from leasing the hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments plus specified percentages of hotel room revenues earned by the Operating Lessees over designated hotel room revenue thresholds.

For the period from January 1, 2013 through the Pre-IPO Transactions, ESH REIT owned the Operating Lessees; therefore, rental revenues earned were eliminated in consolidation. Subsequent to the Pre-IPO Transactions, rental revenues earned are no longer eliminated. For 2014 and beyond, rental revenues will be the sole source of ESH REIT’s consolidated revenue.

6.7%
• Hotel room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy, as well as the customer mix of a hotel, is a significant driver of ADR.

For the period from January 1, 2013 through the Pre-IPO Transactions, ESH REIT owned the Operating Lessees; therefore, hotel room revenues were included in ESH REIT’s consolidated results of operations. Subsequent to the Pre-IPO Transactions, ESH REIT no longer owns the Operating Lessees and hotel room revenues are no longer included in ESH REIT’s consolidated results of operations. For 2014 and beyond, ESH REIT’s consolidated operating results will reflect no hotel room revenues, only lease rental revenues.	91.7%

•      Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, additional housekeeping fees and pet charges.

For the period from January 1, 2013 through the Pre-IPO Transactions, ESH REIT owned the Operating Lessees; therefore, other hotel revenues were included in ESH REIT’s consolidated results of operations. Subsequent to the Pre-IPO Transactions, ESH REIT no longer owns the Operating Lessees and the other hotel revenues are no longer included in ESH REIT’s consolidated results of operations. For 2014 and beyond, ESH REIT’s consolidated operating results will reflect no other hotel revenues, only lease rental revenues.

1.5%

•      Management fees and other revenues. Management fees and other revenues represent total gross fees earned from two managed hotels, which were acquired on December 31, 2013, as well as the reimbursement of payroll expenses incurred on behalf of these managed hotels.

For the period from January 1, 2013 through the Pre-IPO Transactions, ESH REIT held a variable interest in and consolidated HVM; therefore, management fees for our managed hotels were included in ESH REIT’s consolidated results of operations. Subsequent to the Pre-IPO Transactions, management fees are no longer included in ESH REIT’s consolidated results of operations. For 2014 and beyond, ESH REIT’s consolidated operating results will reflect no management fees, only lease rental revenues.

0.1%

The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the year ended December 31, 2013:

Percentage of 2013 Operating Expenses

•      Hotel operating expenses. Prior to the Pre-IPO Transactions, hotel operating expenses included all expenses associated with operating our owned hotels. These costs, although primarily fixed in nature, did have some variable components. Those that were relatively fixed included payroll, real property taxes and insurance. Occupancy is a key driver of expenses that have a high degree of variability such as room supplies, repair and maintenance and utilities. Other variable expenses included internet advertising costs, hotel reservation services and travel agent commissions.

Subsequent to the Pre-IPO Transactions, hotel operating expenses include only those expenses directly related to ownership of the hotels, such as real estate taxes and insurance expenses.

64.7%

•     General and administrative expenses. Prior to the Pre-IPO Transactions, since ESH REIT consolidated the results of operations of HVM, a variable interest entity, general and administrative expenses included expenses associated with all corporate overhead. These costs consisted primarily of compensation expense of our corporate staff, professional fees, including consulting, audit, tax and legal fees and global brand marketing expense.

Subsequent to the Pre-IPO Transactions, ESH REIT neither owns nor consolidates the management entity, ESA Management; therefore, general and administrative expenses include only those overhead expenses incurred directly by ESH REIT and administrative service costs paid to ESA Management.

11.7%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	22.6%

•     Managed property payroll expenses. Prior to the Pre-IPO Transactions, since ESH REIT consolidated the results of HVM, a variable interest entity, managed property payroll expenses included all payroll expenses related to the hotel staff of two managed hotels, which we acquired on December 31, 2013. HVM was fully reimbursed for these costs as stipulated in the respective management agreements. The reimbursement of these costs was included as a component of management fees and other revenues.

Subsequent to the Pre-IPO Transactions, ESH REIT neither owns nor consolidates the management entity, ESA Management. For 2014 and beyond, ESH REIT’s consolidated operating results will reflect no hotel operating expenses.

0.1%
• Trademark license fees. Prior to the Pre-IPO Transactions, ESH REIT owned the Operating Lessees, which paid fees to ESH Strategies for the use of their trademark licenses. Trademark license fees directly correlated with hotel room revenues at the hotel properties. Subsequent to the Pre-IPO Transactions, ESH REIT no longer owns the Operating Lessees. For 2014 and beyond, ESH REIT’s consolidated results of operations will reflect no trademark license fees.	0.4%
• Restructuring expenses. Restructuring expenses are costs associated with an anticipated business combination or one-time termination benefits and employee relocation costs. For these programs, expenses included employee relocation, recruitment, separation payments and other costs.	0.1%
• Acquisition transaction expenses. Acquisition transaction expenses are legal, professional and other such fees directly related to the acquisition of hotels.	0.0%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an asset may not be recoverable.	0.4%

Results of Operations

Results of Operations discusses each of the Company’s consolidated and combined financial statements and ESH REIT’s consolidated financial statements, each of which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, income taxes, equity-based compensation, revenue recognition, consolidation policies and contingencies. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

For the period from the Pre-IPO Transactions through December 31, 2013, the consolidated and combined financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT. Third party equity interests in ESH REIT, which consist of the Class B common stock of ESH REIT and represent approximately 45% of ESH REIT’s total common equity, are not owned by the Company and therefore are presented as noncontrolling interests.

For the periods prior to the Pre-IPO Transactions, the consolidated and combined financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Company’s predecessor, which includes ESH REIT’s predecessor, ESH Hospitality LLC, ESH Strategies and HVM. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company’s predecessor and therefore are presented as noncontrolling interests. ESH REIT and ESH Strategies became a consolidated group by the time of the completion of the Offering. Since the Pre-IPO Transactions, which resulted in these entities becoming a consolidated group, were accounted for at historical cost, the Company’s predecessor financial information combines ESH REIT’s predecessor financial information with that of ESH Strategies.

For the period from the Pre-IPO Transactions through December 31, 2013, the consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.

For the periods prior to the Pre-IPO Transactions, the consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Third party equity interests in HVM, a consolidated variable interest entity, which represented all of HVM’s equity, were not owned by ESH REIT and therefore are presented as noncontrolling interests.

Results of Operations – The Company

Comparison of Years Ended December 31, 2013 and December 31, 2012

As of December 31, 2013, we owned and operated 684 hotels consisting of approximately 76,200 rooms. As of December 31, 2012, we owned 682 hotels consisting of approximately 75,900 rooms. In the third quarter of 2011, we began renovating our hotels which, during the years ended December 31, 2013 and 2012, reduced the total number of rooms in service. Further, on December 13, 2012, we acquired 17 hotels from HFI Acquisitions Company LLC (“HFI”) and on December 31, 2013, we acquired two hotels from LVP Acquisition Corporation (“LVP”). Effective January 1, 2014, the results of operations of the two acquired hotels will be included in the Company’s consolidated and combined results of operations.

The following table presents our consolidated and combined results of operations for the years ended December 31, 2013 and 2012, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2013	2012	Change ($)	Change (%)
Revenues:
Room revenues	$1,113,956	$984,273	$129,683	13.2%
Other hotel revenues	17,787	16,898	889	5.3%
Management fees, license fees and other revenues	1,075	10,291	(9,216)	(89.6)%

Total revenues	1,132,818	1,011,462	121,356	12.0%

Operating expenses:
Hotel operating expenses	540,551	493,635	46,916	9.5%
General and administrative expenses	108,325	88,543	19,782	22.3%
Depreciation and amortization	168,053	129,938	38,115	29.3%
Managed property payroll expenses	728	6,600	(5,872)	(89.0)%

Restructuring expenses	605	5,763	(5,158)	(89.5)%
Acquisition transaction expenses	235	1,675	(1,440)	(86.0)%
Impairment of long-lived assets	3,330	1,420	1,910	134.5%

Total operating expenses	821,827	727,574	94,253	13.0%
Other income	1,134	384	750	195.3%

Income from operations	312,125	284,272	27,853	9.8%
Interest expense	234,593	257,656	(23,063)	(9.0)%
Interest income	(134)	(307)	173	(56.4)%

Income before income tax (benefit) expense	77,666	26,923	50,743	188.5%
Income tax (benefit) expense	(4,990)	4,642	(9,632)	207.5%

Net income	82,656	22,281	60,375	271.0%
Net loss (income) attributable to noncontrolling interests	3,575	(1,549)	5,124	(330.8)%

Net income attributable to common shareholders or members	$86,231	$20,732	$65,499	315.9%

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our owned hotels for the years ended December 31, 2013 and 2012, respectively:

	Year Ended December 31,	Year Ended December 31,
	2013	2012	Change (%)
Number of hotel properties (1)	684	682	0.3%
Number of rooms (1)	76,219	75,928	0.4%
Occupancy	74.2%	73.3%	1.2%
ADR	$54.15	$49.77	8.8%
RevPAR	$40.18	$36.46	10.2%

(1)	On December 31, 2013, we acquired two hotel properties consisting of 291 rooms; results of operations of the acquired hotels will be included in our consolidated and combined results of operations effective January 1, 2014.

Room revenues. Room revenues increased by approximately $129.7 million, or 13.2%, to approximately $1,114.0 million for the year ended December 31, 2013 compared to approximately $984.3 million for the year ended December 31, 2012. Excluding room revenues of approximately $30.1 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $1.3 million for the period from December 13, 2012 through December 31, 2012, the increase in room revenues of approximately $100.9 million was due to a 8.9% increase in ADR and a 1.5% increase in occupancy, resulting in a 10.4% increase in RevPAR, which was primarily a result of our hotel reinvestment program, operating and service initiatives and more consistent pricing and discount policies.

Other hotel revenues. Other hotel revenues remained relatively consistent, increasing by approximately $0.9 million, or 5.3%, to approximately $17.8 million for the year ended December 31, 2013 compared to approximately $16.9 million for the year ended December 31, 2012.

Management fees, license fees and other revenues. Management fees, license fees and other revenues decreased by approximately $9.2 million, or 89.6%, to approximately $1.1 million for the year ended December 31, 2013 compared to approximately $10.3 million for the year ended December 31, 2012. Management fees and license fees from managed hotel properties directly correlate with room revenues at those hotel properties and totaled approximately $0.4 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively. The reimbursement of payroll expenses incurred on behalf of the managed hotel properties totaled approximately $0.7 million and $6.6 million for the years ended December 31, 2013 and 2012, respectively. These decreases were due to the fact that the 17 HFI hotels acquired in December 2012 were managed by us during the year ended December 31, 2012, but were owned by us during the year ended December 31, 2013. We expect to have no management fees, license fees and other revenues in 2014.

Hotel operating expenses. Hotel operating expenses increased by approximately $46.9 million, or 9.5%, to approximately $540.6 million for the year ended December 31, 2013 compared to approximately $493.6 million for the year ended December 31, 2012. Excluding hotel operating expenses of approximately $15.9 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $0.7 million for the period from December 13, 2012 through December 31, 2012, the increase in hotel operating expenses of approximately $31.8 million was partly driven by an increase of approximately $8.7 million due to the offering of complimentary grab-and-go breakfast at substantially all of our hotels during the year ended December 31, 2013 as compared to a smaller percentage of our hotels during the year ended December 31, 2012. Also, the increase was related to increases in hotel staff payroll expense, reservations expense, real estate taxes, marketing expense due to our increased focus on internet advertising and utility expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Hotel operating margin increased to 52.5% for the year ended December 31, 2013 compared to 50.8% for the year ended December 31, 2012. The increase in hotel operating margin was primarily related to our increase in ADR. Total hotel revenues increased by approximately $130.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, while hotel operating profit increased by approximately $85.6 million for the same period, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 65.6%.

General and administrative expenses. General and administrative expenses increased by approximately $19.8 million, or 22.3%, to approximately $108.3 million for the year ended December 31, 2013, compared to approximately $88.5 million for the year ended December 31, 2012. This increase was driven by a $15.8 million increase in stock compensation expense, approximately $14.6 million of which related to the modification of the vesting schedules of awards outstanding prior to the Pre-IPO Transactions, as well as $6.0 million in legal fees during the year ended December 31, 2013, both of which are related to our initial public offering. In 2014, the Company expects to incur approximately $5.0 million in public company transition costs.

Depreciation and amortization. Depreciation and amortization increased by approximately $38.1 million, or 29.3%, to approximately $168.1 million for the year ended December 31, 2013 compared to approximately $129.9 million for the year ended December 31, 2012. Excluding depreciation expense of approximately $5.8 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $0.3 million for the period from December 13, 2012 through December 31, 2012, the increase of approximately $32.7 million in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our ongoing hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses decreased by approximately $5.9 million, or 89.0%, to approximately $0.7 million for the year ended December 31, 2013 compared to approximately $6.6 million for the year ended December 31, 2012. This decrease is due to the fact that the 17 HFI hotels acquired in December 2012 were managed by us during the year ended December 31, 2012, but were owned by us during the year ended December 31, 2013. We expect to have no managed property payroll expenses in 2014.

Restructuring expenses. During the year ended December 31, 2013, we initiated an operations restructuring which changed certain aspects of our property staffing model, for which we incurred costs of approximately $0.6 million. During the year ended December 31, 2011, we initiated a corporate restructuring that we completed during the year ended December 31, 2012, which included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina, for which we incurred costs of approximately $5.8 million, approximately $2.0 million of which was a non-cash charge related to executive separation payments during the year ended December 31, 2012. For these restructuring programs, expenses included employee relocation, recruitment and separation payments and other costs. As of December 31, 2013, all costs associated with both of these programs had been incurred.

Acquisition transaction expenses. During the year ended December 31, 2013, we incurred acquisition transaction costs of approximately $0.2 million related to our acquisition of assets of the 17 HFI hotels and the two LVP hotels. During the year ended December 31, 2012, we incurred acquisition transaction costs of approximately $1.7 million related to our acquisition of assets of the 17 HFI hotels.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. We recognized an impairment charge of approximately $3.3 million related to property and equipment during the year ended December 31, 2013 and approximately $1.4 million during the year ended December 31, 2012.

Interest expense. Interest expense decreased by approximately $23.1 million, or 9.0%, to approximately $234.6 million for the year ended December 31, 2013 compared to approximately $257.7 million for the year ended December 31, 2012. The decrease is due to a decrease in debt extinguishment and other costs of approximately $18.1 million as well as a net decrease in contractual interest expense and amortization of deferred financing costs of $5.0 million.

Subsequent to the Offering, the Corporation entered into the Corporation revolving credit facility and ESH REIT repaid $715.0 million of its outstanding mezzanine loans, terminated the Extended Stay LLC revolving credit facility and entered into the ESH REIT revolving credit facility, which resulted in debt extinguishment and other costs of approximately $27.1 million, composed of prepayment penalties of approximately 13.4 million, the write-off of unamortized deferred financing costs of approximately $11.7 million and other costs of approximately $2.0 million. In November 2012, ESH REIT refinanced its then-outstanding mortgage and mezzanine loans, which resulted in debt extinguishment and other costs of approximately $45.1 million, composed of prepayment penalties of approximately $10.5 million, the write-off of unamortized deferred financing costs of approximately $34.4 million and other costs of approximately $0.2 million. As a result of the debt refinancing in 2012, ESH REIT’s total debt increased by approximately $945.1 million and its weighted-average interest rate decreased by approximately 2.0%. This resulted in a net decrease in contractual interest expense and amortization of deferred financing costs of approximately $5.0 million. The partial prepayment of mezzanine loan principal subsequent to the Offering further reduced the Company’s weighted average interest rate, which was approximately 4.4% as of December 31, 2013. In 2014, the Company expects to incur approximately $148.0 million in interest expense, including the amortization of deferred financing costs, substantially all of which will be incurred at ESH REIT.

Income tax (benefit) expense. Our effective income tax rate decreased by 23.6% to (6.4)% for the year ended December 31, 2013 compared to 17.2% for the year ended December 31, 2012, primarily due to an income tax benefit of approximately $6.6 million related to the recognition of a deferred tax asset associated with the change in ESH REIT’s expected distribution policy. Taxable income associated with the Pre-IPO Transactions was exempt from federal tax, as it was generally earned by ESH REIT. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods and the fact that prior to the Pre-IPO Transactions, the income of HVM and ESH Strategies was not taxed at the corporate level due to their limited liability company status.

In 2014, the Company’s taxable income will include the taxable income of its wholly-owned subsidiaries, ESA Management, ESH Strategies and the Operating Lessees, and will also include dividend income related to its ownership of the shares of Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT. Beginning in 2014, ESH REIT expects to distribute 95% of its taxable income and therefore will incur federal and state income tax on the taxable income not distributed. Changes in ESH REIT’s currently contemplated distribution policy may impact income tax expense in 2014 and beyond, which may include the consideration of the realizability of ESH REIT’s deferred tax asset and the potential establishment of a valuation allowance thereon. As a result of the changes associated with the Pre-IPO Transactions and the revised ESH REIT distribution policy, the Company expects its effective tax rate in 2014 to be in the range of 23% to 24%.

Comparison of Years Ended December 31, 2012 and December 31, 2011

As of December 31, 2011, we owned and operated 665 hotels consisting of approximately 73,700 rooms and managed 19 hotels consisting of approximately 2,600 rooms. On December 13, 2012, we acquired the 17 HFI hotels, which HVM previously managed. Therefore, as of December 31, 2012, we owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. In the third quarter of 2011, we began renovating our hotels which, during the third and fourth quarters of 2011 and the year ended December 31, 2012, reduced the total number of rooms in service.

The following table presents our results of operations for the years ended December 31, 2012 and 2011, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Change ($)	Change (%)
Revenues:
Room revenues	$984,273	$912,988	$71,285	7.8%
Other hotel revenues	16,898	18,693	(1,795)	(9.6)%
Management fees, license fees and other revenues	10,291	11,047	(756)	(6.8)%

Total revenues	1,011,462	942,728	68,734	7.3%
Operating expenses:
Hotel operating expenses	493,635	463,369	30,266	6.5%
General and administrative expenses	88,543	75,041	13,502	18.0%
Depreciation and amortization	129,938	120,438	9,500	7.9%
Managed property payroll expenses	6,600	6,409	191	3.0%
Restructuring expenses	5,763	10,491	(4,728)	(45.1)%
Acquisition transaction expenses	1,675	593	1,082	182.5%
Impairment of long-lived assets	1,420	—	1,420	n/a
Office building operating expenses	—	1,010	(1,010)	n/a

Total operating expenses	727,574	677,351	50,223	7.4%
Other income	384	232	152	65.5%

Income from operations	284,272	265,609	18,663	7.0%
Interest expense	257,656	212,474	45,182	21.3%
Interest income	(307)	(550)	243	(44.2)%

Income before income taxes	26,923	53,685	(26,762)	(49.9)%
Income tax expense	4,642	7,050	(2,408)	(34.2)%

Net income	22,281	46,635	(24,354)	(52.2)%
Net income attributable to noncontrolling interests	(1,549)	(1,062)	(487)	45.9%

Net income attributable to members	$20,732	$45,573	$(24,841)	(54.5)%

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our owned hotels for the years ended December 31, 2012 and 2011, respectively:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Change (%)
Number of hotel properties(1)	682	665	2.6%
Number of rooms(1)	75,928	73,657	3.1%
Occupancy	73.3%	75.1%	(2.4)%
ADR	$49.77	$45.20	10.1%
RevPAR	$36.46	$33.96	7.4%

(1)	Difference in number of hotel properties and rooms between periods is due to acquisition of the 17 HFI hotels on December 13, 2012.

Room revenues. Room revenues increased by approximately $71.3 million, or 7.8%, to approximately $984.3 million for the year ended December 31, 2012 compared to approximately $913.0 million for the year ended December 31, 2011. The increase in room revenues was due to a 10.1% increase in ADR, which was primarily a result of operating initiatives related to our pricing policy and consistency with respect to room discounts across our portfolio, offset by a 2.4% decrease in occupancy, which was primarily due to guest displacement associated with our hotel renovations, resulting in a 7.4% increase in RevPAR.

Other hotel revenues. Other hotel revenues decreased by approximately $1.8 million, or 9.6%, to approximately $16.9 million for the year ended December 31, 2012 compared to approximately $18.7 million for the year ended December 31, 2011. The decrease in other hotel revenues was primarily due to a decrease in internet access fees as a result of the offering of free basic WiFi in all of our rooms with an option to purchase upgraded WiFi at all of our hotels beginning in January 2012.

        Management fees, license fees and other revenues. Management fees, license fees and other revenues decreased by approximately $0.8 million, or 6.8%, to approximately $10.3 million for the year ended December 31, 2012 compared to approximately $11.0 million for the year ended December 31, 2011. Management fees and license fees from managed hotel properties directly correlate with room revenues at those hotel properties and remained consistent at approximately $2.9 million for the years ended December 31, 2012 and 2011. The reimbursement of payroll expenses incurred on behalf of the managed hotel properties increased by approximately $0.2 million, or 3.0%, to approximately $6.6 million for the year ended December 31, 2012 compared to approximately $6.4 million for the year ended December 31, 2011. Offsetting these increases, other revenues during the year ended December 31, 2011 consisted of revenues from the lease of the unoccupied portion of our corporate office building of approximately $1.7 million, which was sold on December 29, 2011.

Hotel operating expenses. Hotel operating expenses increased by approximately $30.3 million, or 6.5%, to approximately $493.6 million for the year ended December 31, 2012 compared to approximately $463.4 million for the year ended December 31, 2011. The increase in hotel operating expenses was mainly driven by increases in hotel staff payroll expense of approximately $10.7 million. Also, the increase was related to higher marketing expense of approximately $7.6 million due to an increased focus on internet advertising. Additionally, there was an increase in real estate taxes of approximately $2.8 million and an increase in travel agent reservations and commissions of approximately $2.4 million. The remaining increase was primarily due to the offering of complimentary grab-and-go breakfast at the majority of our hotels during the year ended December 31, 2012 as compared to a limited number of hotels during the year ended December 31, 2011.

Hotel operating margin increased to 50.8% for the year ended December 31, 2012 compared to 50.3% for the year ended December 31, 2011. The increase in hotel operating margin was primarily related to our increase in ADR while maintaining approximately the same level of occupancy. Total hotel revenues increased by approximately $69.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, while hotel operating profit increased by approximately $39.5 million for the same period, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 56.8%, which reflects, in part, the impact of spending during the period for our hotel reinvestment program.

General and administrative expenses. General and administrative expenses increased by approximately $13.5 million, or 18.0%, to approximately $88.5 million for the year ended December 31, 2012 compared to approximately $75.0 million for the year ended December 31, 2011. This increase was driven by global brand marketing costs of approximately $10.0 million primarily as a result of the introduction of television advertising during the year ended December 31, 2012. Also, the increase was partially related to approximately $4.3 million of compensation expense due to the enhancement of the number and depth of senior management positions in connection with our corporate restructuring as well as approximately $1.6 million related to preparation for our initial public offering. Partially offsetting these increases was a decrease of approximately $2.4 million related to consulting fees associated with the implementation of our strategic initiatives.

Depreciation and amortization. Depreciation and amortization increased by approximately $9.5 million, or 7.9%, to approximately $129.9 million for the year ended December 31, 2012 compared to approximately $120.4 million for the year ended December 31, 2011. The increase in depreciation and amortization is the result of the increase in investment in hotel assets as a result of our ongoing hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses increased by approximately $0.2 million, or 3.0%, to approximately $6.6 million for the year ended December 31, 2012 compared to approximately $6.4 million for the year ended December 31, 2011.

Restructuring expenses. During the year ended December 31, 2011, we initiated a corporate restructuring that we completed during the year ended December 31, 2012, which included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina, for which we incurred costs of approximately $5.8 million, approximately $2.0 million of which was a non-cash charge related to executive separation payments and approximately $10.5 million, approximately $1.6 million of which was a non-cash charge related to a loss on the sale of our former corporate office building, during the years ended December 31, 2012 and 2011, respectively.

Acquisition transaction expenses. During the year ended December 31, 2012, we incurred acquisition transaction costs of approximately $1.7 million related to our acquisition of assets of the 17 HFI hotels. During the year ended December 31, 2011, we incurred acquisition transaction costs of approximately $0.6 million related to our acquisition of substantially all of the Company Predecessor’s businesses, assets and operations in October 2010.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the year ended December 31, 2012, we recognized an impairment charge of approximately $1.4 million related to property and equipment. During the year ended December 31, 2011, no impairment charges were recognized.

Office building operating expenses. During the year ended December 31, 2011, we owned our former corporate office building and leased the unoccupied portion of the building to third-party tenants. We sold the office building on December 29, 2011; thus, we incurred no office building operating expenses for the year ended December 31, 2012 compared to approximately $1.0 million for the year ended December 31, 2011.

Interest expense. Interest expense increased by approximately $45.2 million, or 21.3%, to approximately $257.7 million for the year ended December 31, 2012 compared to approximately $212.5 million for the year ended December 31, 2011. In connection with ESH REIT’s November 2012 debt refinancing, ESH REIT incurred debt extinguishment and other costs of approximately $45.1 million, which are included as a component of interest expense. As a result of the refinancing in 2012, ESH REIT’s total debt increased by approximately $945.1 million and its weighted-average interest rate decreased by approximately 2.0%. This resulted in a net increase in contractual interest expense and amortization of deferred financing costs of approximately $0.1 million.

Income tax expense. Our effective income tax rate increased by 4.1% to 17.2% for the year ended December 31, 2012 compared to 13.1% for the year ended December 31, 2011, primarily due to the impact of ESH REIT’s November 2012 debt refinancing, as prepayment penalties and other charges generated almost no income tax benefit because they occurred at ESH REIT. These rates are lower than the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.

Results of Operations—ESH REIT

Comparison of Years Ended December 31, 2013 and December 31, 2012

ESH REIT owns all of our 684 hotel properties. For the periods through the Pre-IPO Transactions, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Additionally, for periods through the Pre-IPO transactions, ESH REIT’s consolidated results of operations include the results of operations of HVM, a consolidated variable interest entity. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and therefore are presented as noncontrolling interests.

For the period from the Pre-IPO Transactions through December 31, 2013, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the Operating Lessees. Further, the results of operations of ESA Management, which now performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results, as ESA Management is owned by the Corporation.

ESH REIT’s consolidated results of operations subsequent to the Pre-IPO Transactions, as well as in 2014 and beyond, will present consolidated operating results in a manner which reflects ESH REIT’s legal structure and the entity-related changes that were a result of the Pre-IPO Transactions. For example:

•	Prior to the Pre-IPO Transactions, ESH REIT’s consolidated results of operations reflected room and other hotel revenues, as lease rental income and expense with respect to the operating leases between ESH REIT and its previously owned, consolidated subsidiaries, the Operating Lessees, respectively, eliminated in consolidation and the Operating Lessee’s results of operations were owned by ESH REIT. Subsequent to the Pre-IPO Transactions, ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenue, lease rental income earned under its operating leases, which are no longer eliminated in consolidation due to the fact that ESH REIT no longer owns the Operating Lessees. ESH REIT is no longer entitled to the Operating Lessees’ hotel room and other hotel revenues.

•	Prior to the Pre-IPO Transactions, ESH REIT’s consolidated results of operations reflected all hotel operating expenses, whether such costs were incurred by ESH REIT (i.e., real estate taxes and insurance, which are directly related to the ownership of the hotels) or by the Operating Lessees (i.e., utilities, hotel property payroll, marketing and repair and maintenance expense, which the Operating Lessees incur as prescribed by the operating leases). Subsequent to the Pre-IPO Transactions, ESH REIT’s consolidated results of operations reflect only those hotel operating expenses that are incurred directly by ESH REIT.

•	Prior to the Pre-IPO Transactions, since ESH REIT consolidated the results of operations of HVM, administrative service costs paid to HVM eliminated in consolidation. Subsequent to the Pre-IPO Transactions, such costs do not eliminate in consolidation and are reflected as a component of general and administrative expenses.

As of December 31, 2013, ESH REIT owned 684 hotels consisting of approximately 76,200 rooms. As of December 31, 2012, ESH REIT owned 682 hotels consisting of approximately 75,900 rooms. In the third quarter of 2011, ESH REIT began renovating its hotels which, during the years ended December 31, 2013 and 2012, reduced the total number of rooms in service. Further, on December 13, 2012, ESH REIT acquired the 17 HFI hotels and on December 31, 2013, ESH REIT acquired the two LVP hotels. Effective January 1, 2014, the rental revenue and applicable hotel operating expenses of the two acquired hotels will be included in ESH REIT’s consolidated results of operations.

The following table presents ESH REIT’s consolidated results of operations for the years ended December 31, 2013 and 2012, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012	Change ($)	Change (%)
Revenues:
Rental revenues	$71,900	$—	$71,900	n/a
Hotel room revenues	983,950	984,273	(323)	0.0%
Other hotel revenues	15,576	16,898	(1,322)	(7.8)%
Management fees and other revenues	1,113	10,346	(9,233)	(89.2)%

Total revenues	1,072,539	1,011,517	61,022	6.0%

Operating expenses:
Hotel operating expenses	478,727	493,635	(14,908)	(3.0)%
General and administrative expenses	86,676	87,807	(1,131)	(1.3)%
Depreciation and amortization	167,185	129,938	37,247	28.7%
Managed property payroll expenses	639	6,600	(5,961)	(90.3)%
Trademark license fees	2,998	3,004	(6)	(0.2)%
Restructuring expenses	605	5,763	(5,158)	(89.5)%
Acquisition transaction expenses	235	1,675	(1,440)	(86.0)%
Impairment of long-lived assets	3,330	1,420	1,910	134.5%

Total operating expenses	740,395	729,842	10,553	1.4%
Other income	1,075	384	691	179.9%

Income from operations	333,219	282,059	51,160	18.1%
Interest expense	234,258	257,656	(23,398)	(9.1)%
Interest income	(629)	(307)	(322)	104.9%

Income before income tax (benefit) expense	99,590	24,710	74,880	303.0%
Income tax (benefit) expense	(876)	4,642	(5,518)	118.9%

Net income	100,466	20,068	80,398	400.6%
Net income attributable to noncontrolling interests	(730)	(1,549)	819	(52.9)%

Net income attributable to shareholders or members	$99,736	$18,519	$81,217	438.6%

Rental revenues. Consolidated rental revenues were approximately $71.9 million for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. For the period from January 1, 2013 through the Pre-IPO Transactions, the consolidated results of operations of ESH REIT included the results of operations of the Operating Lessees. Therefore, during that period, ESH REIT’s rental revenues, as well as the Operating Lessee’s rental expenses, were eliminated in consolidation. For the period from the Pre-IPO Transactions through December 31, 2013, the consolidated results of operations of ESH REIT did not include the results of operations of the Operating Lessees. Therefore, during that period, rental revenues were not eliminated in consolidation. Rental revenues consist of fixed minimum rental payments plus specified percentages of hotel revenues earned by the Operating Lessees over designated thresholds.

Hotel room revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation; therefore, ESH REIT’s consolidated results of operations for the year ended December 31, 2013 include results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions. ESH REIT’s consolidated results of operations for the year ended December 31, 2012 include the results of operations of the Operating Lessees for the full year.

Hotel room revenues decreased by approximately $0.3 million, to approximately $984.0 million for the year ended December 31, 2013 compared to approximately $984.3 million for the year ended December 31, 2013. Excluding room revenues of approximately $26.3 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $1.3 million for the period from December 13, 2012 through December 31, 2012, room revenues decreased by approximately $25.3 million. The decrease was due to the fact that for the year ended December 31, 2013, subsequent to the Pre-IPO Transactions, room revenues do not include the room revenues of the Operating Lessees. The decrease, therefore, is a result of the inclusion of slightly greater than ten months of Operating Lessee room revenues in the year ended December 31, 2013 as compared with the inclusion of a full year of Operating Lessee room revenues in the year ended December 31, 2012.

Other hotel revenues. Other hotel revenues decreased by approximately $1.3 million, or 7.8%, to approximately $15.6 million for the year ended December 31, 2013 compared to approximately $16.9 million for the year ended December 31, 2012. Excluding other hotel revenues of approximately $0.3 million related to the 17 HFI hotels for the year ended December 31, 2013 and $0 for the period from December 13, 2012 through December 31, 2012, other hotel revenues decreased by approximately $1.6 million. The decrease was a result of the inclusion of other hotel revenues related to the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions in the year ended December 31, 2013 as compared with the inclusion of other hotel revenues related to the Operating Lessees for the full year ended December 31, 2012.

Management fees and other revenues. A subsidiary of the Corporation acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions; therefore, ESH REIT’s consolidated results of operations for the year ended December 31, 2013 include results of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions. ESH REIT’s consolidated results of operations for the year ended December 31, 2012 include the results of operations for HVM for the full year.

Management fees and other revenues decreased by approximately $9.2 million, or 89.2%, to approximately $1.1 million for the year ended December 31, 2013 compared to approximately $10.3 million for the year ended December 31, 2012. Management fees from managed hotel properties totaled approximately $0.5 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively. The reimbursement of payroll expenses incurred on behalf of the managed hotel properties totaled approximately $0.6 million and $6.6 million for the years ended December 31, 2013 and 2012, respectively. These decreases were due to the fact that the 17 HFI hotels acquired in December 2012 were managed by HVM during most of the year ended December 31, 2012, but were owned by ESH REIT during the year ended December 31, 2013. For the period from the Pre-IPO Transactions through December 31, 2013, the consolidated results of operations of ESH REIT do not include the results of operations of the management entity.

Hotel operating expenses. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation; therefore, ESH REIT’s consolidated results of operations for the year ended December 31, 2013 include results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions. ESH REIT’s consolidated results of operations for the year ended December 31, 2012 include the results of operations of the Operating Lessees for the full year.

Hotel operating expenses decreased by approximately $14.9 million, or 3.0%, to approximately $478.7 million for the year ended December 31, 2013 compared to approximately $493.6 million for the year ended December 31, 2012. Excluding hotel operating expenses of approximately $13.4 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $0.7 million for the period from December 13, 2012 through December 31, 2012, hotel operating expenses decreased by approximately $27.6 million. This decrease is due to the fact that for the year ended December 31, 2013, subsequent to the Pre-IPO Transactions, hotel operating expenses include only those hotel operating expenses directly related to ownership of the hotels, such as real estate taxes and insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees. The decrease, therefore, was a result of the inclusion of slightly greater than ten months of Operating Lessee hotel operating expenses in the year ended December 31, 2013 as compared with the inclusion of a full year of Operating Lessee hotel operating expenses in the year ended December 31, 2012.

Subsequent to the Pre-IPO Transactions, hotel operating margin is not a relevant operating measure for ESH REIT as its sole source of consolidated revenue is rental revenue generated from leasing the hotel properties to the Operating Lessees, and its hotel operating expenses represent only a portion of the hotels’ total operating expenses, specifically those related to the ownership of, but not the operation of, the hotel properties.

General and administrative expenses. General and administrative expenses decreased by approximately $1.1 million, or 1.3%, to approximately $86.7 million for the year ended December 31, 2013, compared to approximately $87.8 million for the year ended December 31, 2012. The overall decrease is due to a decrease in consulting expenses of approximately $4.3 million related to the implementation of new strategic initiatives, including services related to pricing and yield management projects, as well as a decrease in payroll related expenses of approximately $3.2 million for the period from the Pre-IPO Transactions through December 31, 2013, during which the management entity was not consolidated with or by ESH REIT. Offsetting these decreases, there was an increase of approximately $9.0 million in public company transaction and transition costs as a result of the Offering completed in November 2013.

In 2014, ESH REIT’s general and administrative expenses are expected to include payroll and related expenses of ESH REIT employees, professional fees, including legal, audit and tax fees, board of directors fees, directors and officers insurance and other public company costs. In addition, ESH REIT will incur costs under its services agreement with ESA Management for certain overhead services performed on ESH REIT’s behalf. The services relate to shared executive management (including the Chief Executive Officer, the Chief Financial Officer and the Chief Legal Officer), accounting, financial analysis, training and technology. These costs are expected to include payroll and other costs related to shared officers and executives, as well as shared payroll and other costs related to finance and accounting personnel.

Depreciation and amortization. Depreciation and amortization increased by approximately $37.2 million, or 28.7%, to approximately $167.2 million for the year ended December 31, 2013 compared to approximately $129.9 million for the year ended December 31, 2012. Excluding depreciation expense of approximately $5.8 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $0.3 million for the period from December 13, 2012 through December 31, 2012, the increase of approximately $31.8 million in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our ongoing hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses decreased by approximately $6.0 million, or 90.3%, to approximately $0.6 million for the year ended December 31, 2013 compared to approximately $6.6 million for the year ended December 31, 2012. This decrease is due to the fact that the 17 HFI hotels acquired in December 2012 were managed by HVM during the year ended December 31, 2012, but were owned by us during the year ended December 31, 2013. Subsequent to the Pre-IPO Transactions, the management entity is not consolidated with or by ESH REIT; therefore, in future periods, there will be no managed property payroll expenses.

Trademark license fees. Trademark license fees remained consistent at $3.0 million for the years ended December 31, 2013 and 2012. Prior to the Pre-IPO Transactions, ESH REIT owned the Operating Lessees, which pay fees to ESH Strategies for the use of their trademark licenses. Trademark license fees are directly correlated with hotel room revenues at the hotel properties. Subsequent to the Pre-IPO Transactions, ESH REIT no longer owns the Operating Lessees. For 2014 and beyond, ESH REIT’s consolidated results of operations will reflect no trademark license fees.

Restructuring expenses. During the year ended December 31, 2013 and prior to the Pre-IPO Transactions, HVM, a consolidated variable interest entity, initiated an operations restructuring, which changed certain aspects of its property staffing model, and incurred costs of approximately $0.6 million. During the year ended December 31, 2011, HVM initiated a corporate restructuring that was completed during the year ended December 31, 2012, which included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina, and incurred costs of approximately $5.8 million, approximately $2.0 million of which was a non-cash charge related to executive separation payments during the year ended December 31, 2012. For these restructuring programs, expenses included employee relocation, recruitment and separation payments and other costs. As of the Pre-IPO Transactions, all costs associated with both of these programs had been incurred.

Acquisition transaction expenses. During the year ended December 31, 2013, we incurred acquisition transaction costs of approximately $0.2 million related to ESH REIT’s acquisition of assets of the 17 HFI hotels and the two LVP hotels. During the year ended December 31, 2012, ESH REIT incurred acquisition transaction costs of approximately $1.7 million related to its acquisition of assets of the 17 HFI hotels.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. We recognized an impairment charge of approximately $3.3 million related to property and equipment during the year ended December 31, 2013 and approximately $1.4 million during the year ended December 31, 2012.

Interest expense. Interest expense decreased by approximately $23.4 million, or 9.1%, to approximately $234.3 million for the year ended December 31, 2013 compared to approximately $257.7 million for the year ended December 31, 2012. The decrease is due to a decrease in debt extinguishment and other costs of approximately $18.2 million as well as a net decrease in contractual interest expense and amortization of deferred financing costs of $5.2 million.

Subsequent to the Offering, ESH REIT repaid $715.0 million of its mezzanine loans, terminated the Extended Stay LLC revolving credit facility and entered into the ESH REIT revolving credit facility, which resulted in debt extinguishment and other related costs of approximately $26.9 million, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $11.7 million and other costs of approximately $1.8 million. In November 2012, ESH REIT refinanced its then-outstanding mortgage and mezzanine loans, which resulted in debt extinguishment and other costs of approximately $45.1 million, composed of prepayment penalties of approximately $10.5 million, the write-off of unamortized deferred financing costs of approximately $34.4 million and other costs of approximately $0.2 million. As a result of the debt refinancing in 2012, ESH REIT’s total debt increased by approximately $945.1 million and its weighted-average interest rate decreased by approximately 2.0%. This resulted in a net decrease in contractual interest expense and amortization of deferred financing costs of approximately $5.2 million. The partial prepayment of mezzanine loan principal subsequent to the Offering further reduced ESH REIT’s weighted average interest rate, which was approximately 4.4% as of December 31, 2013. In 2014, ESH REIT expects to incur approximately $148.0 million in interest expense, including the amortization of deferred financing costs.

Income tax expense. ESH REIT’s effective income tax rate decreased by 19.7% to (0.9)% for the year ended December 31, 2013 compared to 18.8% for the year ended December 31, 2012, primarily due to an income tax benefit of approximately $6.6 million related to the recognition of a net deferred tax asset associated with the change in ESH REIT’s expected distribution policy. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods and the fact that prior to the Pre-IPO Transactions, the income of HVM was not taxed at the corporate level due to its limited liability company tax status.

While ESH REIT has historically distributed 100% of its taxable income, beginning in 2014, it intends to distribute approximately 95% of its taxable income. Accordingly, ESH REIT will be subject to income taxes on approximately 5% of its taxable income. As a result, deferred tax balances have been adjusted during the year to reflect the fact that an estimated 5% of ESH REIT’s future taxable income will be subject to tax. This change in distribution policy resulted in the recognition of a deferred tax asset during 2013 of approximately $7.8 million related to ESH REIT’S net operating loss carryforwards that existed as of December 31, 2012. In addition, net deferred tax liabilities of approximately $1.2 million were recorded during 2013 related to temporary differences that are now expected to be included in taxable income in the future. Changes in ESH REIT’s currently contemplated distribution policy may impact income tax expense in 2014 and beyond, which may include the consideration of the realizability of ESH REIT’s deferred tax asset and the potential establishment of a valuation allowance thereon.

Comparison of Years Ended December 31, 2012 and December 31, 2011

As of December 31, 2011, ESH REIT and its subsidiaries owned and operated 665 hotels consisting of approximately 73,700 rooms and managed 19 hotels consisting of approximately 2,600 rooms. On December 13, 2012, ESH REIT acquired the 17 HFI hotels, which HVM previously managed. Therefore, as of December 31, 2012, ESH REIT and its subsidiaries owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. In the third quarter of 2011, we began renovating our hotels which, during the third and fourth quarters of 2011 and all of 2012, reduced the total number of rooms in service.

The following table presents ESH REIT’s and its subsidiaries’ results of operations for the years ended December 31, 2012 and 2011 including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Change ($)	Change (%)
Revenues:
Room revenues	$984,273	$912,988	$71,285	7.8%
Other hotel revenues	16,898	18,693	(1,795)	(9.6)%
Management fees and other revenues	10,346	11,172	(826)	(7.4)%

Total revenues	1,011,517	942,853	68,664	7.3%
Operating expenses:
Hotel operating expenses	493,635	463,369	30,266	6.5%
General and administrative expenses	87,807	72,413	15,394	21.3%
Depreciation and amortization	129,938	120,438	9,500	7.9%

Managed property payroll expenses	6,600	6,409	191	3.0%
Trademark license fees	3,004	2,795	209	7.5%
Restructuring expenses	5,763	10,491	(4,728)	(45.1)%
Acquisition transaction expenses	1,675	593	1,082	182.5%
Impairment of long-lived assets	1,420	—	1,420	n/a
Office building operating expenses	—	1,010	(1,010)	n/a

Total operating expenses	729,842	677,518	52,324	7.7%
Other income	384	232	152	65.5%

Income from operations	282,059	265,567	16,492	6.2%
Interest expense	257,656	212,474	45,182	21.3%
Interest income	(307)	(550)	243	(44.2)%

Income before income taxes	24,710	53,643	(28,933)	(53.9)%
Income tax expense	4,642	7,050	(2,408)	(34.2)%

Net income	20,068	46,593	(26,525)	(56.9)%
Net income attributable to noncontrolling interests	(1,549)	(1,062)	(487)	45.9%

Net income attributable to members	$18,519	$45,531	$(27,012)	(59.3)%

Room revenues. Room revenues increased by approximately $71.3 million, or 7.8%, to approximately $984.3 million for the year ended December 31, 2012 compared to approximately $913.0 million for the year ended December 31, 2011. The increase in room revenues was due to a 10.1% increase in ADR, which was primarily a result of operating initiatives related to pricing policy and consistency with respect to room discounts across our portfolio, offset by a 2.4% decrease in occupancy, which was primarily due to guest displacement associated with our hotel renovations, resulting in a 7.4% increase in RevPAR.

Other hotel revenues. Other hotel revenues decreased by approximately $1.8 million, or 9.6%, to approximately $16.9 million for the year ended December 31, 2012 compared to approximately $18.7 million for the year ended December 31, 2011. The decrease in other hotel revenues was primarily due to a decrease in internet access fees as a result of the offering of free basic WiFi in all of our rooms with an option to purchase upgraded WiFi at all of our hotels beginning in January 2012.

Management fees and other revenues. Management fees and other revenues decreased by approximately $0.8 million, or 7.4%, to approximately $10.3 million for the year ended December 31, 2012 compared to approximately $11.2 million for the year ended December 31, 2011. Fees from managed hotel properties and ESH Strategies remained consistent at approximately $3.0 million for the years ended December 31, 2012 and 2011 and were primarily driven by fees from managed hotel properties, which directly correlate with room revenues at those hotel properties. The reimbursement of payroll expenses incurred on behalf of the managed hotel properties increased by approximately $0.2 million, or 3.0%, to approximately $6.6 million for the year ended December 31, 2012 compared to approximately $6.4 million for the year ended December 31, 2011. Offsetting these increases, other revenues during the year ended December 31, 2011 consisted of revenues from the lease of the unoccupied portion of our corporate office building of approximately $1.7 million, which was sold on December 29, 2011.

Hotel operating expenses. Hotel operating expenses increased by approximately $30.3 million, or 6.5%, to approximately $493.6 million for the year ended December 31, 2012 compared to approximately $463.4 million for the year ended December 31, 2011. The increase in hotel operating expenses was mainly driven by increases in hotel staff payroll expense of approximately $10.7 million. Also, the increase was related to higher marketing expense of approximately $7.6 million due to an increased focus on internet advertising. Additionally, there was an increase in real estate taxes of approximately $2.8 million and an increase in travel agent reservations and commissions of approximately $2.4 million. The remaining increase was primarily due to the offering of complimentary grab-and-go breakfast at the majority of our hotels during the year ended December 31, 2012 as compared to a limited number of hotels during the year ended December 31, 2011.

Hotel operating margin increased to 50.8% for the year ended December 31, 2012 compared to 50.3% for the year ended December 31, 2011. The increase in hotel operating margin was primarily related to our increase in ADR while maintaining approximately the same level of occupancy. Total hotel revenues increased by approximately $69.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, while hotel operating profit increased by approximately $39.5 million for the same period, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 56.8%, which reflects, in part the impact of spending during the period for our hotel reinvestment program.

General and administrative expenses. General and administrative expenses increased by approximately $15.4 million, or 21.3%, to approximately $87.8 million for the year ended December 31, 2012 compared to approximately $72.4 million for the year ended December 31, 2011. This increase was driven by global brand marketing costs of approximately $10.0 million primarily as a result of the introduction of television advertising during the year ended December 31, 2012. Also, the increase was partially related to approximately $4.3 million of compensation expense due to the enhancement of the number and depth of senior management positions in connection with our corporate restructuring as well as approximately $1.6 million related to preparation for our initial public offering. Partially offsetting these increases was a decrease of approximately $0.5 million related to consulting fees associated with the implementation of our strategic initiatives.

Depreciation and amortization. Depreciation and amortization increased by approximately $9.5 million, or 7.9%, to approximately $129.9 million for the year ended December 31, 2012 compared to approximately $120.4 million for the year ended December 31, 2011. The increase in depreciation and amortization is the result of the increase in investment in hotel assets as a result of our ongoing hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses increased by approximately $0.2 million, or 3.0%, to approximately $6.6 million for the year ended December 31, 2012 compared to approximately $6.4 million for the year ended December 31, 2011.

Trademark license fees. Trademark license fees increased by approximately $0.2 million, or 7.5%, to approximately $3.0 million for the year ended December 31, 2012 compared to approximately $2.8 million for the year ended December 31, 2011. Trademark license fees directly correlate with room revenues.

Restructuring expenses. During the year ended December 31, 2011, we initiated a corporate restructuring that we completed during the year ended December 31, 2012, which included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina, for which we incurred costs of approximately $5.8 million, approximately $2.0 million of which was a non-cash charge related to executive separation payments, and approximately $10.5 million, approximately $1.6 million of which was a non-cash charge related to a loss on the sale of our former corporate office building, during the years ended December 31, 2012 and 2011, respectively.

Acquisition transaction expenses. During the year ended December 31, 2012, we incurred acquisition transaction costs of approximately $1.7 million related to our acquisition of assets of the 17 HFI hotels. During the year ended December 31, 2011, we incurred acquisition transaction costs of approximately $0.6 million related to our acquisition of substantially all of ESH REIT Predecessor’s businesses, assets and operations in October 2010.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the year ended December 31, 2012, we recognized an impairment charge of approximately $1.4 million related to property and equipment. During the year ended December 31, 2011, no impairment charges were recognized.

Office building operating expenses. During the year ended December 31, 2011, we owned our former corporate office building and leased the unoccupied portion of the building to third-party tenants. We sold the office building on December 29, 2011; thus, we incurred no office building operating expenses for the year ended December 31, 2012 compared to approximately $1.0 million for the year ended December 31, 2011.

Interest expense. Interest expense increased by approximately $45.2 million, or 21.3%, to approximately $257.7 million for the year ended December 31, 2012 compared to approximately $212.5 million for the year ended December 31, 2011. In connection with our November 2012 debt refinancing, we incurred debt extinguishment and other costs of approximately $45.1 million which are included as a component of interest expense. As a result of the refinancing, our total debt increased by approximately $945.1 million and our weighted-average interest rate decreased by approximately 2.0%. This resulted in a net increase in contractual interest expense and amortization of deferred financing costs of approximately $0.1 million.

Income tax expense. ESH REIT’s effective income tax rate increased by 5.7% to 18.8% for the year ended December 31, 2012 compared to 13.1% for the year ended December 31, 2011, primarily due to the impact of ESH REIT’s November 2012 debt refinancing, as prepayment penalties and other charges generated almost no income tax benefit due to our REIT status. These rates are lower than the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.

Non-GAAP Financial Measures – The Company

EBITDA and Adjusted EBITDA

EBITDA is defined as net income excluding: (1) interest expense, net; (2) income tax expense (benefit); and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. We believe that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels after removing the impact of our capital structure, primarily interest expense, and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and capital-intensive companies. Additionally, EBITDA is a measure that is widely used by management in our annual budgeting and compensation planning processes.

We use Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing hotel operating performance and that the presentation of Adjusted EBITDA, when combined with the GAAP presentation of net income, net income per share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items and refer to this measure as Adjusted EBITDA:

•	Restructuring expenses—We exclude restructuring expenses that include employee separation payments and other restructuring costs.

•	Acquisition transaction expenses—Transaction related expenses associated with the acquisition of hotels are expensed when incurred. We exclude the effect of these costs because we believe they are not reflective of ongoing or future operating performance.

•	Impairment of long-lived assets—We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing operating performance of our hotels.

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•	Other expenses (income) —We exclude the effect of other costs or income that we do not consider reflective of our ongoing or future operating performance, including: costs related to preparations for our initial public offering and public company transition fees; consulting fees related to the implementation of our new strategic initiatives, including services related to pricing and yield management projects and the loss on disposal of assets.

EBITDA and Adjusted EBITDA, as presented, may not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, net income per share, cash flow from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of operating performance. Our consolidated and combined statements of operations and cash flows include interest expense, net, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to pay dividends.

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated and combined Company results; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of our net income to EBITDA and Adjusted EBITDA for the Company for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013		2012		2011
Net income	$82,656		$22,281		$46,635
Interest expense, net	234,459		257,349		211,924
Income tax (benefit) expense	(4,990)		4,642		7,050
Depreciation and amortization	168,053		129,938		120,438

EBITDA	480,178		414,210		386,047
Restructuring expenses	605		5,763		10,491
Acquisition transaction expenses	235		1,675		593
Impairment of long-lived assets	3,330		1,420		—
Non-cash equity-based compensation	20,168		4,409		4,730
Other expenses	14,094	(1)	7,431	(2)	8,003	(3)

Adjusted EBITDA	$518,610		$434,908		$409,864

(1)	For the year ended December 31, 2013, includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of $11.2 million and loss on disposal of assets of $2.9 million.
(2)	For the year ended December 31, 2012, includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of $1.6 million, consulting fees related to implementation of our new strategic initiatives, including services related to pricing and yield management projects, of $4.9 million and loss on disposal of assets of $0.9 million.
(3)	For the year ended December 31, 2011, includes costs related to implementation of our new strategic initiatives, including services related to pricing and yield management projects, of $7.4 million and loss on disposal of assets of $0.6 million.

Hotel Operating Profit and Hotel Operating Margin

Hotel operating profit and hotel operating margin measure owned hotel-level operating results prior to debt service, depreciation and amortization and general and administrative expenses and are supplemental measures of aggregate hotel-level profitability. Both measures are used by us to evaluate the operating profitability of our hotels. We define hotel operating profit as the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and hotel operating margin as the ratio of hotel operating profit divided by the sum of room and other hotel revenues.

Hotel operating profit and hotel operating margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated and combined Company results; therefore, we believe these performance measures of are meaningful for the Company only. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses to hotel operating profit and hotel operating margin for the Company for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013		2012		2011
Room revenues	$1,113,956		$984,273		$912,988
Other hotel revenues	17,787		16,898		18,693

Total hotel revenues	1,131,743		1,001,171		931,681
Hotel operating expenses	537,661	(1)	492,722	(2)	462,726	(3)

Hotel operating profit	$594,082		$508,449		$468,955

Hotel operating margin	52.5%		50.8%		50.3%

(1)	For the year ended December 31, 2013, excludes loss on disposal of assets of $2.9 million.
(2)	For the year ended December 31, 2012, excludes loss on disposal of assets of $0.9 million.
(3)	For the year ended December 31, 2011, excludes loss on disposal of assets of $0.6 million.

Inflation

We do not believe that inflation had a material effect on our business during the years ended December 31, 2013, 2012 or 2011. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in a reduction in room rates and fewer room reservations, negatively impacting our revenues and net income.

Liquidity and Capital Resources

Company Overview

On a consolidated and combined basis, we have historically generated significant cash flow from our operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $311.3 million for the year ended December 31, 2013. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, scheduled principal payments on ESH REIT’s outstanding indebtedness and required ESH REIT dividend payments. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing and expect to continue to perform renovations to our hotels. See “—Capital Expenditures—Hotel Reinvestment Program.” We expect to fund this program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities, as needed.

Assuming we exercise our options to extend the maturity for certain ESH REIT mortgage debt that is scheduled to mature in December 2014 for up to three consecutive one-year periods, which options are subject to limited conditions, our long-term liquidity requirements will include funds for principal payments on ESH REIT’s mortgage and mezzanine loans maturing between December 2017 and December 2019. The December 2014 and 2015 extension conditions include providing an adequate extension notice period, the extension or renewal of our interest rate cap and having none of the borrowing entities be in default, as defined. The 2016 extension conditions include the conditions for the 2014 and 2015 extensions, as well as the requirement of a specified minimum debt yield. Other long-term liquidity requirements may include the need to obtain funds to expand our hotel reinvestment program and to acquire additional hotels. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt or equity financings by the Corporation or ESH REIT, existing working capital and cash flow from operations. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.

The Company had cash and cash equivalents of approximately $60.5 million and restricted cash of approximately $47.3 million at December 31, 2013. Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under our revolving credit facilities (as described in “—Our Indebtedness”) and our capacity for additional borrowings will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We intend to regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue equity securities.

Although there is not a material difference in the liquidity and capital resource requirements of the Corporation and ESH REIT for the periods presented herein, we separately review the liquidity and capital resource requirements for each of the Corporation and ESH REIT.

The Corporation

The Corporation’s primary source of liquidity will be the dividend income it expects to receive in respect of its ownership of approximately 55% of the common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies. The Corporation’s cash flow from operations is adequate to meet all of its funding requirements. Market pricing terms were recently negotiated in our operating leases, management agreements and trademark and license agreements.

We anticipate that the Corporation will accumulate cash and expect that over time it will return cash to ESH REIT in order to fund the renovation, acquisition or construction of new hotels, the repayment of debt and for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. The Corporation may also lend funds to ESH REIT through the execution of an unsecured intercompany credit facility. The covenants of any such unsecured intercompany credit facility would be expected to be customary for similar debt securities in light of then-prevailing market conditions. In accordance with restrictions under the ESH REIT revolving credit facility, any such credit facility would have an aggregate principal amount of no more than $200 million, a maturity date which may not be earlier than 91 days after the ESH REIT revolving credit facility maturity date (as such date may be extended) and be junior in right of payment to the ESH REIT revolving credit facility pursuant to a subordination agreement to be entered into. The entering into an unsecured intercompany credit facility and the terms of such credit facility are subject to a number of factors, and we cannot assure that we will enter into an intercompany credit facility at all. Additionally, the Corporation may pay dividends on its common stock to meet all or a portion of our expected dividend rate on our Paired Shares.

The Corporation’s board of directors has not declared any distributions on the Corporation’s common stock and currently has no intention to do so, except as described in “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies.” The payment of any future distributions will be at the discretion of the Corporation’s board of directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law, and will depend on, among other things, the receipt by the Corporation of dividends from ESH REIT in respect of the Class A common stock, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and in any preferred stock and other factors that the Corporation’s board of directors may deem relevant.

Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow from operations and available borrowings under the Corporation revolving credit facility will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.

ESH REIT

Subsequent to the Pre-IPO Transactions, ESH REIT’s primary source of liquidity is lease rental income it receives from the Operating Lessees. ESH REIT’s primary use of liquidity is the payment of its fixed costs of ownership of the hotel properties, including interest expense, scheduled principal payments on its outstanding indebtedness, real estate taxes, insurance expense and capital expenditures, including those capital expenditures related to our hotel reinvestment program. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.

ESH REIT will be subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. ESH REIT generally expects to distribute approximately 95% of its REIT taxable income and net capital gain and may be subject to U.S. federal excise tax.

We intend to make distributions of $0.15 per Paired Share per quarter, which we intend to make in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected distributions, the expected distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.

On February 26, 2014, the board of directors of ESH REIT declared a pro rata cash distribution of $0.08 per share for the fourth quarter of 2013 on its Class A common stock and Class B common stock with respect to the period commencing upon completion of the Offering and ending on December 31, 2013, based on our intended distribution rate of $0.15 per Paired Share for a full quarter. The dividend is payable on March 26, 2014 to shareholders of record as of March 12, 2014. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” for a description of our distribution policies.

Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash and is not expected to do so in the future. As a result, we expect that ESH REIT will need to refinance all or a portion of its debt, including the 2012 Mortgage Loans and Mezzanine Loans, on or before maturity. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms on or before maturity, on commercially reasonable terms or at all.

Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow from operations and available borrowings under the ESH REIT revolving credit facility will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.

Sources and Uses of Cash – The Company

The following cash flow information is provided for the Company, as there was no meaningful difference for ESH REIT on a stand-alone basis for the periods presented below.

Comparison of Years Ended December 31, 2013 and December 31, 2012

We had unrestricted cash and cash equivalents of approximately $60.5 million and $103.6 million at December 31, 2013 and 2012, respectively.

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2013	2012	Change
Cash provided by (used in):
Operating activities	$311,313	$201,110	$110,203
Investing activities	(165,259)	(223,842)	58,583
Financing activities	(188,977)	27,594	(216,571)
Effects of changes in exchange rate on cash and cash equivalents	(202)	136	(338)

Net (decrease) increase in cash and cash equivalents	$(43,125)	$4,998	$(48,123)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $311.3 million for the year ended December 31, 2013 compared to approximately $201.1 million for the year ended December 31, 2012, an increase of approximately $110.2 million. Cash flow from operations was positively impacted during the year ended December 31, 2013 by additional cash generated through improved operating performance of our hotels, specifically a 10.2% increase in RevPAR. Additionally, cash flows provided by operations increased as a result of the timing of interest payments associated with ESH REIT’s mortgage and mezzanine loans.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $165.3 million for the year ended December 31, 2013, of which approximately $172.5 million related to the purchases of property and equipment and approximately $16.4 million was related to the acquisition of the two LVP hotels, offset by approximately $14.3 million related to reimbursements from loan escrow accounts and approximately $7.8 million of collateral on insurance reserves. For the year ended December 31, 2012, cash used in investing activities was approximately $223.8 million.

Cash Flows (used in) provided by Financing Activities

Cash flows used in financing activities totaled approximately $189.0 million for the year ended December 31, 2013 and consisted primarily of principal payments on ESH REIT’s 2012 Mezzanine Loans of $715.0 million and distributions to our Sponsors of approximately $78.4 million, offset by the sale of equity as a result of the Offering of approximately $602.2 million. Cash flows provided by financing activities totaled approximately $27.6 million for the year ended December 31, 2012 and included $3,600.0 million generated by new borrowings from ESH REIT’s 2012 Mortgage and Mezzanine Loans, partially offset by the repayment of approximately $2,674.5 million related to ESH REIT’s 2010 Mortgage and Mezzanine Loans, approximately $832.9 million of distributions to our Sponsors and approximately $64.6 million related to the payment of the deferred financing and other costs.

Comparison of Years Ended December 31, 2012 and December 31, 2011

We had unrestricted cash and cash equivalents of approximately $103.6 million and $98.6 million at December 31, 2012 and 2011, respectively.

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Change
Cash provided by (used in):
Operating activities	$201,110	$180,605	$20,505
Investing activities	(223,842)	(43,389)	(180,453)
Financing activities	27,594	(50,074)	77,668
Effects of changes in exchange rate on cash and cash equivalents	136	71	65

Net increase in cash and cash equivalents	$4,998	$87,213	$(82,215)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $201.1 million for the year ended December 31, 2012 compared to approximately $180.6 million for the year ended December 31, 2011, an increase of approximately $20.5 million. Cash flows from operations were positively impacted during the year ended December 31, 2012 by additional cash generated by the improved operating performance of our hotels, specifically a 10.1% increase in ADR, offset by a 2.4% decrease in occupancy, which resulted in increased RevPAR of approximately 7.4%.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $223.8 million for the year ended December 31, 2012, of which approximately $128.3 million was related to the acquisition of the 17 HFI hotels and approximately $271.5 million related to the purchases of property and equipment, offset by approximately $175.2 million related to reimbursements from loan escrow accounts, and proceeds from litigation and insurance settlements of approximately $0.8 million. For the year ended December 31, 2011, cash used in investing activities was approximately $43.4 million. Cash flows used in investing activities increased approximately $180.5 million from the year ended December 31, 2011 primarily due to the fact that the Company invested more with respect to its hotel reinvestment program than in 2011, and due to the acquisition of the 17 HFI hotels in December 2012.

Cash Flows provided by (used in) Financing Activities

Cash flows provided by financing activities totaled approximately $27.6 million for the year ended December 31, 2012, which included $3,600.0 million generated by new borrowings from the 2012 Mortgage and Mezzanine Loans, partially offset by the repayment of approximately $2,674.5 million related to the 2010 Mortgage and Mezzanine Loans, approximately $832.9 million in distributions to our Sponsors and approximately $64.6 million related to the payment of deferred financing and other costs. Cash flows used in financing activities totaled approximately $50.1 million for the year ended December 31, 2011, which primarily consisted of approximately $24.1 million related to principal payments on ESH REIT’s mortgage loans and approximately $26.1 million of distributions to our Sponsors.

Capital Expenditures

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the years ended December 31, 2013, 2012 and 2011, we incurred capital expenditures of approximately $172.5 million, $271.5 million and $106.1 million, respectively. These capital expenditures were primarily made as a result of our hotel reinvestment program that began in the third quarter of 2011, which remains ongoing, as well as the acquisition of the assets of the two LVP hotels on December 31, 2013 and the acquisition of the assets of the 17 HFI hotels on December 12, 2012. Funding for future capital expenditures is expected to be provided primarily from cash flow from operations or, to the extent necessary, the Corporation’s or ESH REIT’s revolving credit facilities. In 2014, we expect to incur capital expenditures between $150.0 million and $170.0 million, consisting of hotel renovations, information technology-related projects and maintenance capital expenditures.

Hotel Reinvestment Program

        Since the third quarter of 2011, we have been performing significant hotel renovations and room refreshes and have been executing a phased capital investment program across our portfolio in order to seek to drive incremental market share gains. This program is dedicated to seeking revenues through our Platinum renovation and Silver refresh programs to upgrade 633, or approximately 93%, of our hotels. We have developed a methodology for selecting specific hotels for our reinvestment program by evaluating potential returns based on multiple market and property specific variables. We created two levels of investment: the more extensive Platinum renovation package and the more limited Silver refresh package. Prior to executing either package at a hotel, management determines whether, in its view, the selected level of capital investment is likely to result in incremental revenues and profits and achieve a return on investment that would meet our return criteria.

A Platinum renovation generally requires approximately $1.0 million in spend per hotel. Platinum renovations typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads. A Silver refresh generally requires approximately $150,000 in spend per hotel. Silver refreshes typically include the replacement of aged mattresses and installation of new flat screen televisions, lighting, bedspreads and signage.

In order to incorporate the results of previous investments into our decision making process, we have undertaken the reinvestment program in phases. As of December 31, 2013, we have completed Platinum renovations at 230 hotels and are in the process of implementing Platinum renovations at 92 additional hotels. Furthermore, we have completed Silver refreshes at 311 additional hotels, none of which are currently slated for a Platinum upgrade, but we expect to decide to upgrade some of them in the future. Given the more extensive nature of a Platinum renovation, a longer ramp-up time is expected in order to reach stabilization at post-renovation performance levels for Platinum renovations than for Silver refreshes.

The following table summarizes our projects that have been completed or are in process as of December 31, 2013:

Scope of Work	Number of Hotels		Expected Timing	Total Expected Cost (in millions)	Total Expected Remaining Cost (in millions)	Cumulative Costs Incurred through December 31, 2013 (in millions)
Hotel renovation (Platinum)	322	(1)	Q3 2011– Q1 2014	$318.5	$42.9	$275.6
Room refresh (Silver)	311		Q4 2011– Q3 2013	47.3	—	47.3

Total	633			$365.8	$42.9	$322.9

(1)	Includes 22 hotels that were part of our initial pilot program.

We are executing a phased capital investment program across our portfolio in order to drive incremental market share gains.

We believe that our capital investments are driving incremental market share at our renovated properties. We evaluate our hotel reinvestment program by calculating the ADR, occupancy, RevPAR and RevPAR Index(2) performance of our renovated hotels. In general, it takes approximately three months to complete a Platinum hotel renovation (period from commencement to completion of renovations, the “Renovation Period”), during which we experience temporary disruption and weakened performance at the hotel. Following the Renovation Period, it typically takes an additional three months for the hotel to return to occupancy levels approximating Pre-Renovation Period levels (such three-month period, the “Ramp-Up Period”). In order to better analyze the improvements associated with our investments, we have developed a methodology that adjusts for the impact of the temporary disruption associated with both the Renovation and Ramp-Up Periods. In particular, we compare the performance over a twelve-month period starting the month after the completion of the Ramp-Up Period (the “Post-Renovation Period”) to the performance over a twelve-month period ending the month prior to the commencement of the renovations (the “Pre-Renovation Period”). As of December 31, 2013, we owned 82 hotels for which we had results for the Post-Renovation Period. These hotels demonstrated RevPAR growth of 18.2% and RevPAR Index growth of 10.6% in the Post-Renovation Period as compared to the Pre-Renovation Period. Furthermore, the majority of the growth was achieved through increases in ADR, which grew 21.7% over the time period. While we attribute this growth primarily to our capital reinvestment program, we also believe that this improvement has benefited from the implementation of our other initiatives including our re-branding, increased marketing and service initiatives. Although we have already begun to realize the benefits of these initiatives, we expect that a significant amount of the return from our capital investments will be realized in the future. In addition, we believe we will have further opportunities to expand our hotel reinvestment program as we upgrade additional hotels.

(2)	“RevPAR Index” is stated as a percentage and is calculated for a hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR, Inc. (f/k/a “Smith Travel Research, Inc.”) (“STR”), an independent, third party service, which collects and compiles the data used to calculate RevPAR Index. We select the competing hotels included in the RevPAR Index, subject to STR’s guidelines. STR, Inc. does not endorse Extended Stay America, Inc. or any other company, and STR data should not be viewed as investment advice or as a recommendation to take a particular course of action.

The following table shows a summary of results of the 82 hotels for which we had results for the Post-Renovation Period as of December 31, 2013:

	Pre-Renovation Period	Post-Renovation Period	Post-Renovation Change (%)
Occupancy	73.4%	71.4%	(2.7)%
ADR	$54.65	$66.52	21.7%
RevPAR	$40.15	$47.45	18.2%
RevPAR Index	85.7	94.8	10.6%

Beyond capital expenditures associated with customary renovation cycles, we will consider additional renovation capital expenditures that we believe will provide an attractive return on investment. We will continue to evaluate the opportunity to upgrade hotels that have received a room refresh by spending additional capital expenditures to provide a hotel renovation. In addition to the approximately $42.9 million of expected costs remaining for our current 92 hotel renovations, we expect to spend in excess of an additional $30.0 million on further renovation phases during 2014.

Rebranding

We spent approximately $9.4 million and $10.0 million on rebranding during the years ended December 31, 2013 and 2012, respectively. Costs associated with rebranding are recorded as general and administrative expenses.

Our Indebtedness

Corporation Revolving Credit Facility

The Corporation entered into a revolving credit facility on November 18, 2013. The Corporation revolving credit facility permits borrowings up to $75.0 million by the Corporation until November 18, 2014, at which time the borrowing availability under the facility will be reduced to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount outstanding is due and payable in full at maturity, November 18, 2016, subject to a one-year extension option.

As of December 31, 2013, the outstanding balance drawn on the Corporation revolving credit facility was $0 and the amount of borrowing capacity under the Corporation revolving credit facility was $50.1 million, reduced from $75.0 million due to $24.9 million of letters of credit outstanding.

In addition to paying interest on any outstanding principal under the Corporation revolving credit facility, the Corporation is required to pay a commitment fee in respect of unutilized commitments. If 50.0% or more of the facility is drawn, the commitment fee is 0.175%, while if less than 50.0% of the facility is drawn, such fee is 0.35%. The Corporation is also required to pay customary letters of credit fees and agency fees.

If at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Corporation revolving credit facility exceed the lenders’ commitments at such time, the Corporation will be required to repay outstanding loans or cash collateralize letters of credit at 105% in an aggregate amount equal to such excess, with no reduction of the commitment amount.

The Corporation’s obligations under the Corporation revolving credit facility is guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including, but not limited to, ESH REIT and its subsidiaries and certain other entities that may not provide guarantees pursuant to the 2012 Mortgage Loan and 2012 Mezzanine Loans). The Corporation revolving credit facility is secured by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors under the facility (with certain exceptions).

The Corporation revolving credit facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Corporation’s ability and the ability of its subsidiaries (other than, with certain exceptions, ESH REIT and its subsidiaries) to incur additional indebtedness, pay dividends and make other restricted payments, engage in transactions with the Corporation’s affiliates, sell all or substantially all of their assets, merge and create liens. The Corporation revolving credit facility also contains certain customary affirmative covenants and events of default.

        If any loans or obligations are outstanding during any fiscal quarter, the Corporation revolving credit facility requires that the Consolidated Leverage Ratio, calculated as of the end of such fiscal quarter, be less than or equal to 9.0 to 1.0 for fiscal quarters ended on or before December 31, 2015 and 8.75 to 1.0 for fiscal quarters ended on or after January 1, 2016. Further, if loans or obligations are outstanding during any calendar month, the Corporation revolving credit facility requires that the Debt Yield not be less than 9.0% as at the last day of such calendar month.

In order to avoid a Trigger Event, as defined, the Corporation revolving credit facility requires a Debt Yield, as defined, of at least 11.5% during the first year of the facility, increasing to 12.0% on and after November 18, 2014. The occurrence of a Trigger Event would require the Corporation to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of December 31, 2013, the Debt Yield was 16.8% and no Trigger Event had occurred.

Corporation Mandatorily Redeemable Preferred Stock

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2013. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

ESH REIT Mortgage Loans

        2012 Mortgage Loan—On November 30, 2012, ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC, ESH/TN Properties LLC (each a subsidiary of ESH REIT and collectively, the “Mortgage Borrower”) entered into an approximately $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”), which is governed by that certain Loan Agreement, dated as of November 30, 2012, by and among the Mortgage Borrower, certain affiliates of the Mortgage Borrower, JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company (as amended, the “MLA”). Component A is comprised of five subcomponents, each with varying floating interest rates and a collective weighted average interest rate of LIBOR plus approximately 2.1% and a total balance of $349.8 million and a maturity date of December 1, 2014, with three one-year extension options. Components B and C have fixed interest rates of approximately 3.4% and 4.1% and total balances of $350.0 million and $1,820.0 million and maturity dates of December 1, 2017 and December 1, 2019, respectively.

As of December 31, 2013, the outstanding balance on the 2012 Mortgage Loan was $2,519.8 million. The 2012 Mortgage Loan requires interest-only payments of approximately $7.8 million due on the first day of each calendar month. Each component of the 2012 Mortgage Loan has amounts that are freely prepayable. The below table shows freely prepayable amounts and prepayment penalties under the 2012 Mortgage Loan.

	Mortgage Loan ($ in millions)
	Component A		Component B		Component C
	Freely Prepayable	Prepayment Penalty(1)	Freely Prepayable	Prepayment Penalty(1)(2)	Freely Prepayable	Prepayment Penalty(1)(2)
Prior to January 2, 2014	$52.5	3.0%	$157.5	N/A (3)	$157.5	N/A (3)
January 2, 2014 to July 1, 2014	52.5	1.0%	157.5	Greater of 1.0% or Yield Maintenance	157.5	Greater of 1.0 % or Yield Maintenance
July 2, 2014 to January 1, 2015	349.8	0.0%	157.5	Greater of 1.0 % or Yield Maintenance	157.5	Greater of 1.0 % or Yield Maintenance
January 2, 2015 to July 1, 2015	349.8	0.0%	350.0	0.0%	157.5	Greater of 1.0 % or Yield Maintenance
July 2, 2015 to January 1, 2016	349.8	0.0%	350.0	0.0%	157.5	Greater of 1.0 % or Yield Maintenance
After January 2, 2016	349.8	0.0%	350.0	0.0%	1,820.0	0.0%

(1)	Prepayment penalty applies to the amount in excess of freely prepayable amounts.
(2)	Yield Maintenance, calculated as set forth in the 2012 Mortgage Loan, means the excess of (i) the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of the Component being prepaid (in excess of the freely payable portion) over (ii) the principal amount of the Component being prepaid (in excess of the freely prepayable portion).
(3)	Voluntary prepayment in excess of the freely payable amount not permitted prior to January 2, 2014.

Substantially all of ESH REIT’s hotel properties (680 of the 684 hotel properties) serve as collateral for the 2012 Mortgage Loan.

On November 18, 2013, the Corporation assumed the obligations of the guarantor under a customary recourse carveout guaranty pursuant to which the Corporation guaranteed (a) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders, and (b) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (b) of $252.0 million plus enforcement costs.

In connection with the 2012 Mortgage Loan, the Loan Parties (as defined in the MLA) made certain representations, warranties and covenants customary in mortgage loan transactions, including, without limitation, regarding the ownership and operation of the hotels and standard special purpose bankruptcy remote entity provisions that are provided in order to make certain that each loan party (and certain specified affiliates) will maintain a prescribed level of separateness to forestall a substantive consolidation of such entities in the event of a bankruptcy action.

The occurrence of an Event of Default, a Mezzanine Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%) or a Guarantor Bankruptcy Event triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of December 31, 2013 and December 31, 2012, no notice of a Cash Trap Event having been triggered had been received as the Mortgage Borrower’s Debt Yield was 17.0% and 11.9%, respectively.

A right of contribution agreement provides that if any funds of the Corporation are needed and used to service ESH REIT’s obligations under the 2012 Mortgage Loan or the 2012 Mezzanine Loans, such as in the case of a Cash Trap Event, ESH REIT shall be obligated to reimburse the Corporation, with interest, for the amount of any such funds that were applied for this purpose as soon as permitted under the 2012 Mortgage Loan and 2012 Mezzanine Loans. Interest shall accrue on ESH REIT’s reimbursement obligation at the relevant applicable federal rate as determined under Section 1274(d) of the Code. In lieu of cash payment, the Corporation may elect, at its option, to receive payment in the form of additional shares of Class A common stock of ESH REIT of an equivalent value.

The 2012 Mortgage Loan is subject to certain customary events of default under the Loan Documents (as defined in the MLA, hereinafter, the “Mortgage Loan Documents”).

        Upon the occurrence of an Event of Default, as defined, Lender, as defined, may, among other things, take the following actions: (i) accelerate the maturity date of the 2012 Mortgage Loan, (ii) foreclose on any or all of the mortgages securing the mortgage loan or (iii) apply amounts on deposit in the reserve accounts to pay the debt service on the 2012 Mortgage Loan.

ESH REIT Mezzanine Loans

2012 Mezzanine Loans—On November 30, 2012, Mezzanine A Borrower, Mezzanine B Borrower and Mezzanine C Borrower (as defined in the MLA, each a subsidiary of ESH REIT, and collectively, the “Mezzanine Borrowers”) entered into three mezzanine loans totaling approximately $1.08 billion (the “2012 Mezzanine Loans”).

On November 26, 2013, ESH REIT repaid $270.0 million of the 2012 Mezzanine Loans. Repayment consisted of $125.0 million of the 2012 Mezzanine A Loan, $82.5 million of the 2012 Mezzanine B Loan and $62.5 million of the 2012 Mezzanine C Loan. On December 27, 2013, ESH REIT repaid $445.0 million of the 2012 Mezzanine Loans. Repayment consisted of approximately $206.0 million of the 2012 Mezzanine A Loan, approximately $136.0 million of the 2012 Mezzanine B Loan and approximately $103.0 million of the 2012 Mezzanine C Loan. ESH

REIT incurred approximately $25.2 million of debt extinguishment and other costs in connection with these prepayments, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $10.9 million and other costs of approximately $0.9 million. Debt extinguishment costs are included as a component of interest expense in the Company’s and ESH REIT’s consolidated statements of operations for the year ended December 31, 2013.

As of December 31, 2013, the Mezzanine A Loan had a fixed interest rate per annum of approximately 8.3%, a total balance of approximately $169.0 million and a maturity date of December 1, 2019; the Mezzanine B Loan had a fixed interest rate per annum of approximately 9.6%, a total balance of approximately $111.5 million and a maturity date of December 1, 2019; and the Mezzanine C Loan had a fixed interest rate per annum of approximately 11.5%, a total balance of approximately $84.5 million and a maturity date of December 1, 2019.

As of December 31, 2013, interest-only payments for the 2012 Mezzanine Loans total approximately $2.9 million and are due on the first day of each calendar month. Each of the 2012 Mezzanine Loans are subject to similar cash management account requirements and loan covenants generally as described above for the 2012 Mortgage Loan. The terms of the 2012 Mezzanine Loans track, in all material respects, those set forth in the 2012 Mortgage Loan Documents with the exception of typical distinctions made between mortgage loans and mezzanine loans. The relationships vis-à-vis each of the three 2012 Mezzanine Loans and the 2012 Mortgage Loan are governed by the terms of the intercreditor agreement. These include such rights of Mezzanine Lenders (as defined in the MLA) to cure defaults under the Mortgage Loan Documents and the ability to acquire all or part of the outstanding mezzanine and/or mortgage loans during the continuance of an Event of Default under the 2012 Mezzanine Loans. Certain investment funds of the Sponsors were the holders of $37.2 million of the 2012 Mezzanine Loans as of December 31, 2013.

Amounts outstanding under each of the 2012 Mezzanine Loans are prepayable. Prior to June 1, 2014, amounts prepaid incur a prepayment penalty of 3.0%. Between June 2, 2014 and December 1, 2014, amounts prepaid incur a prepayment penalty of 1.0%. After December 1, 2014, no prepayment penalty exists.
Any voluntary prepayment by a Mezzanine Borrower creates an obligation of the other Mezzanine Borrowers to make corresponding pro rata prepayments on their respective Mezzanine Loans. On November 18, 2013, the Corporation assumed the obligations of the guarantor under a customary recourse carveout guaranty pursuant to which the Corporation guaranteed (a) under certain limited circumstances, losses related to the 2012 Mezzanine Loans plus enforcement costs incurred by the mezzanine lenders and (b) under certain other limited circumstances, repayment of the 2012 Mezzanine Loans up to an aggregate liability under this clause (b) of $108.0 million plus enforcement costs.

The 2012 Mezzanine Loans are subject to certain customary events of default under the Mezzanine Loan Documents. Upon the occurrence of an Event of Default under the 2012 Mezzanine Loans, the applicable Mezzanine Lender may, among other things, take the following actions: (i) accelerate the maturity date of the applicable 2012 Mezzanine Loan or (ii) exercise all the rights and remedies of a secured party under the Uniform Commercial Code, as adopted and enacted by the state or states where any of the Mezzanine Collateral (as defined in the MLA) is located, against the Mezzanine Borrowers and the Mezzanine Collateral.

ESH REIT Revolving Credit Facility

ESH REIT entered into a revolving credit facility on November 18, 2013. The ESH REIT revolving credit facility permits borrowings up to $250.0 million by ESH REIT. Subject to the satisfaction of certain criteria, ESH REIT will be able to request to increase the facility to an amount up to $350.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount is due and payable on November 18, 2016.

As of December 31, 2013, the outstanding balance drawn on the ESH REIT revolving credit facility was $20.0 million and the amount of borrowing capacity under the ESH REIT revolving credit facility was $230.0 million.

In addition to paying interest on any outstanding principal under the ESH REIT revolving credit facility, ESH REIT is required to pay a commitment fee in respect of unutilized commitments. If 50.0% or more of the facility is drawn, the commitment fee is 0.175%, while if less than 50.0% of the facility is drawn, such fee will be 0.35%. ESH REIT is also required to pay customary letters of credit fees and agency fees.

If at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ESH REIT revolving credit facility exceed the lenders’ commitments at such time, ESH REIT will be required to repay outstanding loans or cash collateralize letters of credit at 105% in an aggregate amount equal to such excess, with no reduction of the commitment amount.

        ESH REIT’s obligations under the ESH REIT revolving credit facility is guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan and 2012 Mezzanine Loans). The ESH REIT revolving credit facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility (with certain exceptions, including certain entities that may not be pledged of pursuant to the 2012 Mortgage Loan and 2012 Mezzanine Loans).

The ESH REIT revolving credit facility contains a number of covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of their assets, merge and create liens. The ESH REIT revolving credit facility also contains certain customary affirmative covenants and events of default.

If any loans or obligations are outstanding during any fiscal quarter, the ESH REIT revolving credit facility requires that the Consolidated Leverage Ratio, calculated as of the end of such fiscal quarter, be less than or equal to 9.25 to 1.0 for fiscal quarters ended on or before December 31, 2015 and 9.00 to 1.0 for fiscal quarters ended on or after January 1, 2016. Further, if loans or obligations are outstanding during any calendar month, the ESH REIT revolving credit facility requires that the Debt Yield not be less than 9.0% as of the last day of such calendar month.

In order to avoid a Trigger Event, as defined, the ESH REIT revolving credit facility requires a Debt Yield, as defined, of at least 11.0% during the first year of the facility, increasing to 11.5% on and after November 18, 2014. The occurrence of a Trigger Event would require ESH REIT to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of December 31, 2013, the Debt Yield was 16.9% and no Trigger Event had occurred.

Extended Stay LLC Revolving Credit Facility

On November 30, 2012, Extended Stay LLC, a subsidiary of ESH REIT, entered into a revolving credit facility of $100.0 million. The Extended Stay LLC revolving credit facility terminated on November 18, 2013, in connection with the Offering.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
(Dollars in thousands)	Total	2014		2015	2016	2017	2018	Thereafter
Mortgage loans	$2,519,843	$349,843	(3)	$—	$—	$350,000	$—	$1,820,000
Mezzanine loans	365,000	—		—	—	—	—	365,000
Reedemable preferred stock	21,202	—		—	—	—	—	21,202
Revolving credit facility	20,000	—		—	20,000	—	—	—
Interest payments on outstanding debt obligations (1)	713,538	127,263		122,405	122,718	121,772	109,690	109,690
Operating lease obligations	99,769	2,224		2,309	2,366	2,428	2,491	87,951
Purchase obligations (2)	10,600	10,600		—	—	—	—	—
Other commitments (4)	5,682	272		292	299	299	299	4,221

Total contractual obligations	$3,755,634	$490,202		$125,006	$145,383	$474,499	$112,480	$2,408,064

(1)	Floating rate interest calculated using the one-month LIBOR at December 31, 2013.
(2)	Our purchase obligations consist of commitments for hotel capital expenditures.
(3)	The 2012 Mortgage Loan Component A December 2014 maturity is subject to three one-year extensions.
(4)	The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of the properties is located. The initial term of the agreement terminates in 2031.

Off-Balance Sheet Arrangements

Neither the Corporation nor ESH REIT have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s historical consolidated and combined financial statements and ESH REIT’s historical consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions.

We have provided a summary of significant accounting policies in the notes to the Company’s historical consolidated and combined financial statements and ESH REIT’s historical consolidated financial statements, each included elsewhere in this combined annual report on Form 10-K. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on the Company’s and ESH REIT’s financial condition and results of operations. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Investment in Property and Equipment

Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the estimated remaining useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives, which range from 1 to 49 years.

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by the hotel property. Impairment is recognized when estimated future undiscounted cash flows, including estimated proceeds from disposition, are less than the carrying value of the hotel property. We use internally developed undiscounted cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates, demand trends and expected future capital expenditures. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections and our expectations. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an adjustment reducing the carrying value of the hotel property could occur in the future period in which conditions change.

To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. We use internally developed discounted cash flow models that include assumptions similar to those used in our undiscounted cash flow models, as well as assumptions related to estimated discount rates.

Income Taxes

Subsequent to the Pre-IPO Transactions, the Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries, ESA Management, ESH Strategies and the Operating Lessees, and, beginning in 2014, will include dividend income related to its approximately 55% ownership of ESH REIT. Prior to the Pre-IPO Transactions, all of ESH REIT’s distributions were made to its owners and ESH REIT generally incurred no federal income tax. However, as a result of the Pre-IPO Transactions, including the contribution of ESH REIT’s Class A common stock to the Corporation, approximately 55% of ESH REIT’s future distributions will be subject to corporate income tax.

The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized in future periods. The realization of deferred tax assets, net of any valuation allowance, is primarily dependent on estimated future taxable income. A change in the estimate of future taxable income may require an addition to, or a reduction of, the valuation allowance.

ESH REIT has elected to be taxed and expects to continue to qualify as a REIT under the provisions of the Code. A REIT is generally not subject to federal income tax on its separately filed federal tax return as long as the REIT complies with various requirements to maintain its status, including the distribution of at least 90% of its taxable income, excluding capital gains. During 2013, consistent with prior years, ESH REIT distributed 100% or more of its taxable income and therefore incurred no federal income tax. Beginning in 2014, ESH REIT intends to distribute 95% of its taxable income and therefore will incur federal and state income tax on the taxable income not distributed. As a result, deferred tax balances were adjusted in 2013 to reflect the fact that an estimated 5% of ESH REIT’s future taxable income will be subject to tax. This change in policy resulted in the recognition of a deferred tax asset during 2013 of approximately $7.8 million related to net operating loss carryforwards that existed as of December 31, 2012. In addition, net deferred tax liabilities of approximately $1.2 million were recorded during 2013 related to temporary differences that are expected to be included in taxable income in the future. Additionally, ESH REIT may be subject to certain state and local income taxes where REIT status is not recognized.

Prior to the Pre-IPO Transactions, the Operating Lessees, which were subsidiaries of ESH REIT, elected to be treated as taxable REIT subsidiaries. As such, the Operating Lessees were generally subject to federal, state, local and/or foreign income taxes on their separate tax returns. The Operating Lessees recognized deferred tax assets and liabilities using the asset and liability method. Also prior to the Pre-IPO Transactions, ESH Strategies’ and HVM’s operating results were reportable by their members, or members of their ultimate parent. Thus, income taxes were not recognized for these entities in the Company’s historical consolidated and combined financial statements or in ESH REIT’s historical consolidated financial statements. ESH Strategies and HVM were also subject to state and local taxes in certain jurisdictions.

Equity-Based Compensation

The Corporation and ESH REIT each maintain a Long-Term Incentive Plan (“LTIP”) under which the Corporation and ESH REIT may issue awards to eligible employees or directors consisting of restricted stock awards, restricted stock units or other share-based awards. The Corporation and ESH REIT recognize costs resulting from equity-based awards over their vesting periods. The Corporation and ESH REIT classify equity-based awards granted in exchange for employee services as either equity awards or as liability awards. The classification of restricted stock awards or restricted stock units either as an equity award or a liability award is based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all equity-based awards, less estimated forfeitures, is recognized over the period during which an employee or director is required to provide services in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees or directors do not render the requisite services. Costs related to equity classified awards issued by ESH REIT are re-measured to fair value each period in the Company’s consolidated and combined financial statements due to the fact that ESH REIT employees and directors are not employees or directors of the Corporation. The fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant.

For awards granted under the Corporation LTIP, ESH REIT will receive compensation from the Corporation generally in cash for its issuance of its component of the Paired Share for the fair market value at the time of issuance. In some cases, the Corporation may have to pay more for a share of the ESH REIT Class B common stock than it would have otherwise paid at the time of grant as the result of an increase in the value of a Paired Share between the time of grant and the time of exercise or settlement. This would result in no additional compensation expense. In addition, for awards granted under the ESH REIT LTIP, ESH REIT will compensate the Corporation generally in cash for its issuance of its component of the Paired Share for the fair market value at the time of issuance. In some cases, ESH REIT may have to pay more for a share of the Corporation common stock than it would have otherwise paid at the time of grant as the result of an increase in the value of a Paired Share between the time of grant and the time of exercise or settlement.

Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan, which provided for HVM employees and members of the boards of managers of ESH Hospitality Holdings, LLC (“Holdings”) and ESH Strategies Holdings, LLC (“Strategies Holdings”) awards of restricted limited liability company interests (“Profit Units”) in Holdings and Strategies Holdings. The fair value of equity-based awards on the date of grant was estimated using the Black-Scholes Merton model, using various assumptions regarding (a) the expected holding period, (b) the risk-free rate of return, (c) expected dividend yield on the underlying units, (d) the expected volatility in the fair value of the Company’s equity, and (e) a discount for lack of marketability, and was calculated based on the grant agreement terms, which included thresholds for internal rate of return and recovery of Holdings’ and Strategies Holdings’ members’ initial equity investments.

The expected holding period represented the period of time that the Profit Units were expected to be outstanding. The units were assumed to remain outstanding until ESH REIT and ESH Strategies experienced a change in control of ownership or an initial public offering. The risk-free rate of return for periods approximating the expected holding period of the units was based on the U.S. constant maturity treasuries yield in effect at the grant date. A dividend yield was assumed based on the ESH REIT and ESH Strategies’ historical dividend rates. Because our equity was privately held and was not traded in an active market, we used the historical volatility of the share values of publicly traded companies within similar industries as a surrogate for the expected volatility of ESH REIT’s and ESH Strategies’ equity. The discount for lack of marketability was calculated for each expected holding period using a put-option Black-Scholes Merton model. The key assumptions used for the period from January 1, 2013 through the Pre-IPO Transactions and the years ended December 31, 2012 and 2011 were as follows:

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected holding period	0.25 years	3 years	2 – 4 years
Risk–free rate of return	0.2%	0.4%	0.3% – 0.6%
Expected dividend yield	0.0%	0.0%	0.9%
Expected volatility	30.0%	55.0%	47.9%
Discount for lack of marketability	20. 0%	20.0%	20.0%

The assumptions that had the most significant impact on the grant-date fair value of Profit Units were the ESH REIT’s and ESH Strategies’ total enterprise value, the expected holding period and expected volatility. Changes in total enterprise value of $100.0 million impacted the grant-date fair value of Profit Units by up to 10.0%. Changes in the expected holding period assumption of one-year impacted the grant-date fair value of Profit Units by up to 20.0%. Changes in the expected volatility assumption of 10.0% impacted the grant-date fair value of Profit Units by up to 10.0%. Each of these changes in the grant-date fair value of Profit Units would be amortized on a straight-line basis over the requisite service period of each grant.

In connection with the Pre-IPO Transactions, the holders of outstanding Profit Units received an aggregate distribution of cash of approximately $2.4 million from Holdings and all remaining outstanding Profit Units were converted into Paired Shares. Profit Units that were subject to time-based vesting were converted into restricted Paired Shares that vest according to the same time-based vesting schedule that applied to such Profit Units, such that for each grant, 20% of such grant continues to vest annually. Additionally, each of the grantees (including the named executive officers) received accelerated vesting of the remaining 20% that was scheduled to vest only upon a Change of Control Transaction at the time of such conversion. Each of the grantees is subject to a requirement of continued ownership with respect to the Paired Shares received as a result of the 20% acceleration through the fourth applicable annual vesting date. In connection with this accelerated vesting, the Company and ESH REIT recognized $14.6 million and $2.3 million, respectively, as incremental compensation cost at the time of the conversion.

Revenue Recognition – ESH REIT

ESH REIT’s primary source of income is derived from contractual lease obligations. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease term. With respect to contingent rental revenues, specifically percentage rental revenue related to lessee hotel revenue, rental revenues are recognized once services have been rendered (i.e., percentage rental thresholds have been achieved) and such amounts are fixed and determinable. Subsequent to the Pre-IPO Transactions, since the Operating Lessees are no longer subsidiaries of ESH REIT, ESH REIT’s rental revenues are not eliminated in consolidation as they were prior to the Pre-IPO Transactions and, as such, represent the sole source of revenues in ESH REIT’s consolidated statements of operations.

Consolidation Policies

Judgment is required with respect to the consolidation of partnership and joint venture entities in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. The Corporation and ESH REIT consolidate subsidiaries when they have the ability to direct the activities that most significantly impact the economic performance of the subsidiary.

The Corporation and ESH REIT also evaluate subsidiaries and affiliates, as well as other entities to determine if they are variable interest entities (“VIEs”). If a subsidiary is a VIE, it is subject to the consolidation framework specifically for VIEs. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FASB ASC 810, “Consolidations,” the Corporation and ESH REIT review subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether they should change their consolidation determinations based on changes in their characteristics.

Prior to the Pre-IPO Transactions, ESH REIT held a variable interest in HVM. ESH REIT’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its management agreements with ESH REIT. ESH REIT concluded that it was the primary beneficiary of HVM and, as a result, consolidated the financial position, results of operations, comprehensive income and cash flows of HVM with those of ESH REIT through the Pre-IPO Transactions. Subsequent to the Pre-IPO Transactions, HVM no longer met the definition of a variable interest entity.

Third party equity interests in consolidated subsidiaries or consolidated variable interest entities are presented as noncontrolling interests.

Recent Accounting Pronouncements

Income Taxes—In July 2013, the FASB issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We are currently evaluating the impact of adopting the updated accounting standard, but do not expect the adoption to have a material effect on our historical consolidated and combined financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and shall be applied prospectively. We are currently evaluating the impact of adopting the updated accounting standard, but do not expect the adoption to have a material effect on our historical consolidated and combined financial statements.

Other Comprehensive Income—In February 2013, the FASB issued guidance requiring companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on our historical consolidated and combined financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Corporation

The Corporation has minimal exposure to market risk from changes in interest rates because the Corporation had no outstanding variable rate indebtedness as of December 31, 2013. The Corporation’s exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate indebtedness in those periods, including drawing on the Corporation revolving credit facility.

ESH REIT

ESH REIT has limited exposure to market risk from changes in interest rates because as of December 31, 2013, approximately $369.8 million of ESH REIT’s outstanding indebtedness of approximately $2.9 billion had a variable rate of interest. As a result, when market rates of interest change, there is generally not a material impact on ESH REIT’s interest expense, future earnings or cash flows. As of December 31, 2013, subsidiaries of ESH REIT are counterparties to an interest rate cap on one-month LIBOR at 3.0% with a $350.0 million notional amount and a maturity date the same as that of 2012 Mortgage Loan Component A.

If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest cost would increase or decrease, depending on the rate movement, ESH REIT’s future earnings and cash flows by approximately $3.7 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at approximately $369.8 million, the balance as of December 31, 2013.

ESH REIT has limited exposure to market risk from changes in foreign currency exchange rates, since as of December 31, 2013, less than 2.0% of the value of ESH REIT’s hotels were owned outside the United States.

Both the Corporation and ESH REIT may continue to seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility, when applicable. We may continue to have exposure to such risks to the extent they are not hedged. We may enter into derivative financial arrangements to the extent they meet the objectives described above and do not use derivatives for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Extended Stay America, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated and combined balance sheets of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated and combined statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Extended Stay America, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

March 20, 2014

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(In thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $439,371 and $275,342	$4,127,317	$4,110,622
RESTRICTED CASH	47,339	61,613
CASH AND CASH EQUIVALENTS	60,457	103,582
INTANGIBLE ASSETS—Net of accumulated amortization of $4,440 and $3,066	33,030	34,404
GOODWILL	55,633	55,633
DEFERRED FINANCING COSTS—Net of accumulated amortization of $11,313 and $1,027	51,251	65,592
ACCOUNTS RECEIVABLE—Net of allowance for doubtful accounts of $1,404 and $975	21,566	18,549
OTHER ASSETS	53,094	41,739

TOTAL ASSETS	$4,449,687	$4,491,734

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loans payable	$2,519,843	$2,525,708
Mezzanine loans payable	365,000	1,080,000
Other debt	41,202	—
Accounts payable and accrued liabilities	175,122	124,362
Deferred tax liabilities	7,312	8,849

Total liabilities	3,108,479	3,738,919

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Members’ capital	—	744,524
Common stock—$0.01 par value, 3,500,000 shares authorized, 204,788 shares issued and outstanding as of December 31, 2013	2,048	—
Additional paid in capital	772,359	—
(Accumulated deficit) retained earnings	(25,763)	5,010
Accumulated foreign currency translation	(4,068)	124

Total Extended Stay America, Inc. shareholders’ and members’ equity	744,576	749,658
Noncontrolling interests	596,632	3,157

Total equity	1,341,208	752,815

TOTAL LIABILITIES AND EQUITY	$4,449,687	$4,491,734

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per share data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
REVENUES:
Room revenues	$1,113,956	$984,273	$912,988
Other hotel revenues	17,787	16,898	18,693
Management fees, license fees and other revenues	1,075	10,291	11,047

Total revenues	1,132,818	1,011,462	942,728

OPERATING EXPENSES:
Hotel operating expenses	540,551	493,635	463,369
General and administrative expenses	108,325	88,543	75,041
Depreciation and amortization	168,053	129,938	120,438
Managed property payroll expenses	728	6,600	6,409
Restructuring expenses	605	5,763	10,491
Acquisition transaction expenses	235	1,675	593
Impairment of long-lived assets	3,330	1,420	—
Office building operating expenses	—	—	1,010

Total operating expenses	821,827	727,574	677,351
OTHER INCOME	1,134	384	232

INCOME FROM OPERATIONS	312,125	284,272	265,609
INTEREST EXPENSE	234,593	257,656	212,474
INTEREST INCOME	(134)	(307)	(550)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	77,666	26,923	53,685
INCOME TAX (BENEFIT) EXPENSE	(4,990)	4,642	7,050

NET INCOME	82,656	22,281	46,635
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,575	(1,549)	(1,062)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$86,231	$20,732	$45,573

NET INCOME PER SHARE—BASIC	$0.49	$0.12	$0.27

NET INCOME PER SHARE—DILUTED	$0.49	$0.12	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	174,894	169,816	168,813

WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	176,268	171,796	171,345

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NET INCOME	$82,656	$22,281	$46,635
FOREIGN CURRENCY TRANSLATION	(3,980)	87	71

COMPREHENSIVE INCOME	78,676	22,368	46,706
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,575	(1,554)	(1,091)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$82,251	$20,814	$45,615

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Members’ Capital	Common Stock	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Foreign Currency Translation	Total Shareholders’ and Members’ Equity	Non- controlling Interests	Total Equity
BALANCE—January 1, 2011	$1,547,336	$—	$—	$(22,519)	$—	$1,524,817	$2,725	$1,527,542
Net income	—	—	—	45,573	—	45,573	1,062	46,635
Foreign currency translation	—	—	—	—	42	42	29	71
Issuance of ESH REIT preferred units	73	—	—	—	—	73	—	73
Member distributions	—	—	—	(26,064)	—	(26,064)	—	(26,064)
Preferred distributions	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	5,020	—	—	—	—	5,020	(290)	4,730
Other	—	—	—	—	—	—	(1,601)	(1,601)

BALANCE—December 31, 2011	1,552,429	—	—	(3,026)	42	1,549,445	1,925	1,551,370
Net income	—	—	—	20,732	—	20,732	1,549	22,281
Foreign currency translation	—	—	—	—	82	82	5	87
Member contributions	5,925	—	—	—	—	5,925	75	6,000
Member distributions	(820,258)	—	—	(12,680)	—	(832,938)	(397)	(833,335)
Preferred distributions	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	6,428	—	—	—	—	6,428	—	6,428

BALANCE—December 31, 2012	744,524	—	—	5,010	124	749,658	3,157	752,815
Net income (loss)	—	—	—	86,231	—	86,231	(3,575)	82,656
Foreign currency translation	—	—	—	—	(3,980)	(3,980)	—	(3,980)
Member distributions	—	—	—	(78,400)	—	(78,400)	(2,011)	(80,411)
Preferred distributions	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	4,094	—	14,712	—	—	18,806	1,362	20,168
Company reorganization	(748,618)	1,723	424,233	(38,588)	(212)	(361,462)	329,273	(32,189)
Sale of equity, net of issuance costs	—	325	333,414	—	—	333,739	268,426	602,165

BALANCE—December 31, 2013	$—	$2,048	$772,359	$(25,763)	$(4,068)	$744,576	$596,632	$1,341,208

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
OPERATING ACTIVITIES:
Net income	$82,656	$22,281	$46,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166,679	128,564	119,064
Amortization and write-off of deferred financing costs	24,191	45,365	10,428
Amortization of intangible assets	1,374	1,374	1,374
Amortization of above-market ground leases	(136)	(136)	(111)
Loss on disposal of property and equipment	3,493	3,499	643
Loss on sale of office building	—	—	1,553
Impairment of long-lived assets	3,330	1,420	—
Equity-based compensation	20,168	6,428	4,730
Deferred income tax (benefit) expense	(11,554)	2,387	(2,499)
Changes in assets and liabilities:
Accounts receivable, net	(2,909)	(2,879)	(1,901)
Other assets	(2,464)	(5,098)	725
Accounts payable and accrued liabilities	26,485	(2,095)	(36)

Net cash provided by operating activities	311,313	201,110	180,605

INVESTING ACTIVITIES:
Purchases of property and equipment	(172,540)	(271,464)	(106,064)
Acquisition of hotels, property and equipment	(16,368)	(128,299)	—
Purchase of HVM noncontrolling interests	(544)	—	—
Decrease in restricted cash	14,324	175,167	16,469
Proceeds from insurance recoveries	2,020	754	—
Proceeds from sale of office building	—	—	11,586
Proceeds from litigation settlement	—	—	26,994
Decrease in cash collateral for insurance reserves	7,849	—	7,626

Net cash used in investing activities	(165,259)	(223,842)	(43,389)

FINANCING ACTIVITIES:
Proceeds from mortgage loans	—	2,520,000	—
Principal payments on mortgage loans	(5,865)	(1,974,511)	(24,067)
Proceeds from mezzanine loans	—	1,080,000	—
Principal payments on mezzanine loans	(715,000)	(700,000)	—
Proceeds from revolving credit facility	20,000	—	—
Payment of deferred financing costs	(9,850)	(64,619)	—
Sale of equity	649,750	—	125
Equity issuance costs	(47,585)	—	(52)
Preferred distributions	(16)	(16)	(16)
Member distributions	(78,400)	(832,938)	(26,064)
Contributions from noncontrolling interests	—	75	—
Distributions to noncontrolling interests	(2,011)	(397)	—

Net cash (used in) provided by financing activities	(188,977)	27,594	(50,074)

(Continued)

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	$(202)	$136	$71

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,125)	4,998	87,213
CASH AND CASH EQUIVALENTS—Beginning of period	103,582	98,584	11,371

CASH AND CASH EQUIVALENTS—End of period	$60,457	$103,582	$98,584

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$201,227	$196,350	$219,239

Income tax payments—net of refunds of $941, $66 and $118	$233	$11,349	$1,161

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$21,241	$13,625	$13,867

Acquisition of hotels, property and equipment paid by Sponsors	$—	$3,925	$—

Payment of deferred financing costs paid by Sponsors	$—	$2,000	$—

Issuance of mandatorily redeemable preferred stock	$21,202	$—	$—

See accompanying notes to consolidated and combined financial statements. (Concluded)

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012 AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION AND COMBINATION

Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. Prior to November 2013, the Corporation had no operations. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The formation of the Corporation and the conversion of ESH REIT into a Delaware corporation were completed as part of the Pre-IPO Transactions, defined and discussed below, and in contemplation of the Corporation’s and ESH REIT’s initial public offering. Subsequent to the Pre-IPO Transactions, defined and discussed below, the Corporation holds all of the issued and outstanding Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and ESH REIT and their subsidiaries presented on a consolidated and combined basis.

As of December 31, 2013 and 2012, the Company, ESH REIT or their predecessor entities owned and operated 681 and 679 hotel properties, respectively, in operation in 44 U.S. states consisting of approximately 75,700 and 75,400 rooms, respectively, and three hotels in operation in Canada consisting of approximately 500 rooms. On December 31, 2013, ESH REIT completed the acquisition of two hotels which, through the date of acquisition, were previously managed by the Company or its predecessor entity (see Notes 4 and 11). The majority of hotels are operated under the core brand name Extended Stay America. Three Canadian hotels operate under the brand name Extended Stay Canada; 47 hotels are operated under the brand name Crossland Economy Studios and two hotels are operated under the brand name Hometown Inn.

Organization Prior to the Pre-IPO Transactions and Initial Public Offering

ESH REIT’s predecessor, ESH Hospitality LLC, was directly owned by ESH Hospitality Holdings LLC (“Holdings”), a Delaware limited liability company, whose members were investment funds sponsored and managed by Centerbridge Partners L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their affiliates (collectively, the “Sponsors”).

The hotels were leased by ESH Hospitality LLC’s taxable REIT subsidiaries (the “Operating Lessees”) who contracted with HVM L.L.C. (“HVM”), a separate, independently owned hotel management and administrative services company, to manage the hotels and provide certain other administrative services. HVM was indirectly owned by individuals who were each active in the business of HVM and was managed by an entity indirectly owned by employees of the Sponsors. The brand names are owned by a subsidiary of ESH Strategies LLC (“ESH Strategies”), a Delaware limited liability company, that licensed the brand names to the Operating Lessees. ESH Strategies (together with ESH Hospitality LLC, the Company’s predecessor) was directly owned by ESH Hospitality Strategies Holdings LLC (“Strategies Holdings”), a Delaware limited liability company, whose members were substantially the same investment funds as those that owned Holdings.

The Pre-IPO Transactions

The Pre-IPO Transactions, which were completed in November 2013, restructured and reorganized the then-existing businesses and entities prior to the Corporation’s and ESH REIT’s initial public offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings and retained the remaining shares, which were subsequently paired with Corporation common stock and distributed as described below; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock.

•	The Sponsors acquired the Corporation for a nominal fee.

•	ESH REIT transferred the Operating Lessees to newly-formed, wholly-owned subsidiaries of the Corporation; in connection with the transfer of 1.0% of the Operating Lessees, the Corporation paid ESH REIT approximately $1.6 million and the operating leases were amended to reflect current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Corporation, ESA Management LLC (“ESA Management”), acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management entered into new management agreements with the Operating Lessees. ESA Management assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Code (see Note 15).

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT, to the Corporation in exchange for common stock of the Corporation; the common stock of the Corporation was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Corporation’s and ESH REIT’s initial public offering.

•	The Corporation acquired all of the interests in ESH Strategies in exchange for $21.2 million of mandatorily redeemable preferred stock of the Corporation, which pays preferred dividends at 8.0% per annum.

•	Holdings distributed its remaining Paired Shares.

Because the Sponsors owned the same percentages of the Company subsequent to the Pre-IPO Transactions as they owned of Holdings and Strategies Holdings prior to the Pre-IPO Transactions, a non-substantive exchange occurred. Accordingly, the transfer of net assets that occurred in connection with the Pre-IPO Transactions was recognized at historical cost basis.

Following the Pre-IPO Transactions, the Corporation, through its direct wholly-owned subsidiaries, leases the hotel properties from ESH REIT, owns the trademarks related to the business and self-manages the hotel properties. ESH REIT owns all of the hotel properties. The Corporation owns, and is expected to continue to own, all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT.

Initial Public Offering

On November 18, 2013, the Corporation and ESH REIT completed an initial public offering (the “Offering”) of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Offering included 4,237,500 Paired Shares purchased by the underwriters in connection with the exercise in full of their option to purchase additional Paired Shares and raised gross proceeds to the Corporation and ESH REIT of approximately $649.8 million.

After deducting underwriting discounts, commissions and other transaction costs, the Offering raised proceeds to the Corporation and ESH REIT of approximately $602.2 million. The proceeds were divided among the Corporation and ESH REIT based on their relative valuations. The Corporation used the majority of the proceeds it received to purchase shares of Class A common stock of ESH REIT to maintain its ownership of approximately 55% of the outstanding common stock of ESH REIT. ESH REIT used its proceeds from the Offering, including proceeds received pursuant to the sale of Class A common stock to the Corporation, in addition to cash on hand, to repay approximately $331.0 million of its Mezzanine A Loan, approximately $218.5 million of its Mezzanine B Loan and approximately $165.5 million of its Mezzanine C Loan (see Note 7).

As of December 31, 2013, the public owns approximately 15.9% of the outstanding Paired Shares, while the Sponsors and current and former management own approximately 84.1% of the outstanding Paired Shares.

Basis of Consolidation and Combination

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to the Company, its financial position, results of operations, comprehensive income, changes in equity and cash flows mean the Corporation and its consolidated subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT, for the period from the Pre-IPO Transactions through December 31, 2013, and to the Company’s predecessor, which includes ESH REIT’s predecessor, ESH Strategies and HVM (see Notes 2 and 11), for periods through the Pre-IPO Transactions.

For periods through the Pre-IPO Transactions, third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company and are presented as noncontrolling interests (see Notes 10 and 11). ESH REIT’s predecessor and ESH Strategies were entities under common ownership of substantially the same investment funds of the Sponsors and common management. The Sponsors reorganized ESH REIT’s predecessor and ESH Strategies as part of the Pre-IPO Transactions to effect the Offering. Since the Pre-IPO Transactions, which resulted in the entities’ becoming a consolidated group, were accounted for at historical cost, the Company’s predecessor financial information combines ESH REIT’s predecessor financial information with that of ESH Strategies.

For the period from the Pre-IPO Transactions through December 31, 2013, third party equity interests in ESH REIT consist of the shares of Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and 125 shares of preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests.

All intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the accompanying consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the allocation of purchase price to assets that were acquired in 2013 and 2012 (see Note 4). Significant estimates also include the estimated useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves and the grant-date fair value per Profit Unit (as defined in Note 14) related to equity-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all cash on hand, demand deposits with financial institutions, credit card receivables, and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has deposits in excess of $250,000 with financial institutions that are not insured by the Federal Deposit Insurance Corporation. The Company does not believe cash and cash equivalents expose it to significant credit risk.

Accounts Receivable and Allowance for Doubtful Accounts—Provision for doubtful accounts is made when collection of receivables is considered doubtful. Balances are considered past due when payment is not received by the contractual due date. When management determines that receivables are uncollectible, they are written off against the allowance for doubtful accounts.

Restricted Cash—Restricted cash consists of amounts held in cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, property taxes and insurance, capital improvements, ground leases, operating expenses (including management fees and reimbursements) and mortgage and mezzanine debt service, all as required by ESH REIT’s mortgage and mezzanine loan agreements (see Note 7).

Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Hotel buildings	20–49 years
Hotel building improvements	3–39 years
Hotel site improvements	2–15 years
Hotel furniture, fixtures and equipment	1–10 years
Office furniture, fixtures and equipment	1–7 years

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by the hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the hotel property. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of the hotel property could occur in a future period in which conditions change.

To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices, or independent appraisals, as considered necessary. The Company recognized impairment charges related to property and equipment of approximately $3.3 million, $1.4 million and $0 for the years ended December 31, 2013, 2012 and 2011, respectively (see Note 5).

Intangible Assets and Liabilities—Intangible assets and liabilities include trademarks, above-market contracts, corporate customer relationships and customer databases. Above-market contracts, corporate customer relationships and customer databases are amortized using the straight-line method over their estimated remaining useful lives, which in the case of contracts is typically the remaining non-cancelable term. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Trademarks are not amortized. Indefinite-lived intangible assets are reviewed for impairment at least annually. At such time their classification as indefinite-lived intangible assets is reassessed. Effective in the fourth quarter of 2012, the Company adopted accounting guidance in which it first assesses qualitative factors to determine if it is not more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount. No impairment charges related to intangible assets were recognized during the years ended December 31, 2013, 2012 or 2011.

Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually in the fourth quarter. The Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes consolidated goodwill associated with all hotels when analyzing for potential impairment. Effective in the fourth quarter of 2011, the Company adopted accounting guidance in which it first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2013, 2012 or 2011.

Property Acquisitions—The purchase price of net tangible and identified intangible assets and liabilities are recorded based on their relative fair values on the date of acquisition. The fair value of the acquired land and site improvements, building and improvements, and furniture, fixtures and equipment were determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the hotels, estimated rates and valuation assumptions consistent with current market conditions, based on independent appraisals and other relevant market data obtained in connection with the acquisition of the hotels. The results of operations of acquired hotel properties are included in the accompanying consolidated and combined statements of operations since their respective dates of acquisition.

Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans using the effective interest method. Upon repayment of, or in conjunction with a material change in the terms of, the underlying debt agreement, remaining unamortized costs are charged to earnings. During the years ended December 31, 2013 and 2012, approximately $11.7 million and $34.4 million of unamortized deferred financing costs, primarily related to the prepayment of mortgage and mezzanine loans, were charged to earnings and are included in interest expense in the accompanying consolidated and combined statements of operations. Amortization of deferred financing costs unrelated to the prepayment of mortgage and mezzanine loans, which is also included in interest expense in the accompanying consolidated and combined statements of operations, was approximately $12.5 million, $11.0 million and $10.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Revenue Recognition—Room and other hotel revenues are recognized when services are provided. Amounts paid in advance by customers are recorded as deferred revenues and included in accounts payable and accrued liabilities in the accompanying consolidated and combined balance sheets. Other hotel revenues primarily consist of revenues derived from guest laundry, pet fees, internet fees, additional housekeeping, telephone and other miscellaneous fees or services. Occupancy, hotel and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues in the accompanying consolidated and combined statements of operations.

Advertising Costs—Advertising costs are expensed as incurred. Internet advertising costs are included in hotel operating expenses and all other advertising costs are included in general and administrative expenses. For the years ended December 31, 2013 and 2012, advertising costs were approximately $28.2 million and $25.2 million, approximately $18.8 million and $15.2 million of which are classified in hotel operating expenses and approximately $9.4 million and $10.0 million of which are classified in general and administrative expenses, respectively. For the year ended December 31, 2011, advertising costs were approximately $7.7 million and were classified in hotel operating expenses in the accompanying consolidated and combined statements of operations.

Operating Leases—Operating lease expense is recognized on a straight-line basis over the terms of the related leases.

Fair Value of Financial Instruments—U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:

Level 1—Observable inputs, such as quoted prices in active markets at the measurement date for identical assets or liabilities

Level 2—Significant inputs that are observable, directly or indirectly, such as other quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3—Significant unobservable inputs for which there is little to no market data and for which the Company makes its own assumptions about how market participants would price the asset or liability

Fair value is defined as the price that would be received when selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest-level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, mortgage loans, mezzanine loans, mandatorily redeemable preferred stock and revolving credit facilities. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and revolving credit facilities are representative of their fair value due to the short-term nature or frequent settlement of these instruments. The fair value of mortgage loans, mezzanine loans and mandatorily redeemable preferred stock was determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company’s current mortgage loans, mezzanine loans and mandatorily redeemable preferred stock or quoted market prices, when available (see Note 7).

Derivative Instruments—Derivative instruments, including certain derivative instruments embedded in other contracts, are recorded in the accompanying consolidated and combined balance sheets as either assets or liabilities measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Insurance Reserves—The Company utilizes various high-deductible insurance programs for general liability and health insurance claims. In October 2012, the Company entered into a high-deductible insurance program for workers’ compensation claims. Such retained losses require estimates in determining the liability for claims arising under these programs. Workers’ compensation, general liability and health insurance liabilities are estimated using independent actuarial evaluations based on historical and projected claims and medical cost trends. As of December 31, 2013 and 2012, approximately $36.2 million and $13.9 million, respectively, of liabilities for such high-deductible insurance programs are included in accounts payable and accrued liabilities in the accompanying consolidated and combined balance sheets.

Variable Interest Entity—Prior to the Pre-IPO Transactions, the Company held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 11). The Company’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of the Company and the Company’s assets could not be used to settle obligations of HVM. For the period from January 1, 2013 through the Pre-IPO Transactions and the years ended December 31, 2012 and 2011, the Company represented approximately 99%, 97% and 97%, respectively, of the business conducted by HVM. The Company concluded that it was the primary beneficiary of HVM and, as a result, consolidated the financial position, results of operations, comprehensive income and cash flows of HVM for periods prior to the Pre-IPO Transactions. Since the Company had no equity interest in HVM, the results of operations and members’ capital of HVM are reported as noncontrolling interests in the accompanying consolidated and combined financial statements for periods through the Pre-IPO Transactions. Subsequent to the Pre-IPO Transactions, HVM no longer meets the definition of a variable interest entity.

HVM provided hotel management and administrative services, including the supervision, direction, and control of the operations, management, and promotion of the hotel properties in a manner associated with extended-stay hotels of similar size, type, or usage in similar locations. See summarized financial information of HVM in Note 11.

Income Taxes—Subsequent to the Pre-IPO Transactions, the Company’s taxable income includes the taxable income of its wholly-owned subsidiaries, ESA Management, ESH Strategies and the Operating Lessees, and will include dividend income related to its ownership of approximately 55% of ESH REIT. For the period from the Pre-IPO Transactions through December 31, 2013, the Corporation received no dividend income with respect to its ownership interest in ESH REIT. Prior to the Pre-IPO Transactions, all of ESH REIT’s distributions were made to its owners and ESH REIT generally incurred no federal income tax. However, as a result of the Pre-IPO Transactions, including the contribution of ESH REIT’s Class A common stock to the Corporation, approximately 55% of ESH REIT’s future dividends will be subject to corporate income tax.

The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized in future periods. The realization of deferred tax assets is primarily dependent on estimated future taxable income. A change in the estimate of future taxable income may require an addition to, or a reduction of, the valuation allowance.

ESH REIT has elected to be taxed as and expects to continue to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is generally not subject to federal income tax on its separately filed federal tax return as long as the REIT complies with various requirements to maintain its status, including the distribution of at least 90% of its taxable income, excluding capital gains. During 2013, consistent with prior years, ESH REIT distributed 100% or more of its taxable income and therefore incurred no federal income tax. Beginning in 2014, ESH REIT intends to distribute 95% of its taxable income and therefore will incur federal and state income tax on the taxable income not distributed. ESH REIT may be subject to certain additional state and local income taxes where REIT status is not recognized.

Prior to the Pre-IPO Transactions, the Operating Lessees, subsidiaries of ESH REIT, elected to be treated as taxable REIT subsidiaries. As such, the Operating Lessees were generally subject to federal, state, local, and/or foreign income taxes on their separate tax returns. The Operating Lessees recognized deferred tax assets and liabilities using the asset and liability method. Valuation allowances were provided if, based upon the weight of available evidence, it was more likely than not that some or all of the deferred tax assets would not be realized in future periods.

Also prior to the Pre-IPO Transactions, ESH Strategies’ and HVM’s operating results were reportable by their members or members of their ultimate parent. Thus, income taxes were not recognized for these entities in the accompanying consolidated and combined financial statements prior to the Pre-IPO Transactions. ESH Strategies and HVM were also subject to state and local taxes in certain jurisdictions.

Foreign Currency Translation—The financial statements of certain of the Company’s subsidiaries and its investments therein are maintained in their functional currency, the Canadian dollar (“C$”), and their income and expenses are translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities related to the Company’s Canadian investments are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated foreign currency translation in the accompanying consolidated and combined balance sheets. Foreign currency transaction gains and losses are included in the determination of income from operations. Foreign currency transaction losses of $0.1 million, $0.1 million and $0.2 million are included in general and administrative expenses in the accompanying consolidated and combined statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

Comprehensive Income—Comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments. Comprehensive income is presented in the accompanying consolidated and combined statements of comprehensive income, and accumulated foreign currency translation is displayed as a separate component of consolidated and combined equity.

Equity-Based Compensation—As of December 31, 2013, the Corporation and ESH REIT each maintain a Long-Term Incentive Plan (“LTIP”) under which the Corporation and ESH REIT may issue awards to eligible employees or directors consisting of restricted stock awards, restricted stock units or other share-based awards. The Company recognizes costs related to equity-based awards over their vesting periods. The Company classifies equity-based awards granted in exchange for employee services as either equity-based awards or as liability awards. The classification of restricted stock awards or restricted stock units either as an equity award or a liability award is based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all restricted stock awards or restricted stock units, less estimated forfeitures, is recognized over the period during which an employee or director is required to provide services in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees or directors do not render the requisite services. Costs related to equity classified awards issued by ESH REIT to its board of directors are re-measured to fair value each period in the Company’s consolidated and combined financial statements.

Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell their services to similar classes of customers. The amounts of long-lived assets and net sales outside the U.S. are not significant for any of the periods presented.

Recently Issued Accounting Standards

Income Taxes —In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company is currently evaluating the impact of adopting the updated accounting standard, but it does not expect the adoption to have a material effect on the Company’s consolidated and combined financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013, and shall be applied prospectively. The Company is currently evaluating the impact of adopting the updated accounting standard, but it does not expect the adoption to have a material effect on the Company’s consolidated and combined financial statements.

Other Comprehensive Income—In February 2013, the FASB issued guidance requiring companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s accompanying consolidated and combined financial statements.

In June 2011, the FASB issued guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this new accounting guidance on January 1, 2012, and added an additional financial statement, a consolidated and combined statement of comprehensive income, to display comprehensive income in its consolidated and combined financial statements for all periods presented to comply with this guidance.

Indefinite-lived intangible assets—In July 2012, the FASB issued an accounting standards update that permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then a quantitative impairment test is not required. The Company early adopted this new accounting guidance during the fourth quarter of 2012 and used the qualitative assessment for its impairment analysis for trademarks in 2013 and 2012. The adoption of this guidance did not have a material impact on the Company’s accompanying consolidated and combined financial statements.

Goodwill—In September 2011, the FASB issued guidance that permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative goodwill impairment test is not required. The Company adopted this accounting guidance during the fourth quarter of 2011 and used the qualitative assessment for its impairment analysis for goodwill in 2013, 2012 and 2011. The adoption of this guidance did not have a material impact on the Company’s accompanying consolidated and combined financial statements.

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of the Corporation’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity-based awards issued under long-term incentive plans.

As discussed in Note 1, in November 2013, the Company completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of the Company had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share reflect the Corporation’s capitalization as of December 31, 2013 for all periods presented.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

(in thousands, except per share data)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Numerator:
Net income available to common shareholders—basic	$86,231	$20,732	$45,573
Net loss available to controlling interests assuming conversion	(166)	(53)	(167)

Net income available to common shareholders—diluted	$86,065	$20,679	$45,406
Denominator:
Weighted average number of shares outstanding—basic	174,894	169,816	168,813
Dilutive securities	1,374	1,980	2,532

Weighted average number of shares outstanding—diluted	176,268	171,796	171,345

Basic net income per share	$0.49	$0.12	$0.27

Diluted net income per share	$0.49	$0.12	$0.26

4. ACQUISITIONS

2013 LVP Acquisition – On December 31, 2013, the Company acquired the assets and assumed the liabilities of two hotels from LVP Acquisition Corporation for cash consideration of approximately $16.5 million. The acquisition was accounted for as a business combination in accordance with FASB Accounting Standards Codification 805, Business Combinations, which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values. The vast majority of the purchase price was allocated to property and equipment.

2012 HFI Acquisition—On December 13, 2012, the Company acquired the assets and assumed the liabilities of 17 hotels from HFI Acquisitions Company LLC for cash consideration of approximately $131.8 million. The acquisition was accounted for as a business combination in accordance with FASB Accounting Standards Codification 805, Business Combinations.

The consideration transferred to acquire the 17 HFI hotels, which HVM previously managed, and the purchase price allocation among the assets acquired and liabilities assumed is as follows (dollars in thousands):

	Amount	Estimated Useful Life
Land and site improvements	$61,686	5–11 years
Building and improvements	59,547	19–40 years
Furniture, fixtures and equipment	10,598	3–10 years
Other assets and liabilities—net	(41)

Total purchase price	$131,790

The following table sets forth our room revenues, other hotel revenues, hotel operating expenses, depreciation and amortization, interest expense and net income assuming the 17 HFI hotels had been acquired on January 1, 2011 (in thousands and unaudited):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Room revenues	$1,014,335	$942,069
Other hotel revenues	17,266	19,135
Hotel operating expenses	506,399	476,293
Depreciation and amortization	136,386	127,120
Interest expense	264,691	219,867
Net income	26,816	49,159

The 17 HFI acquired hotels contributed total revenues of approximately $30.5 million and income from operations of approximately $14.5 million for the year ended December 31, 2013, as compared to total revenues of approximately $1.3 million and income from operations of approximately $0.6 million for the period from December 13, 2012 through December 31, 2012.

Acquisition related expenses—Legal, professional and other fees and costs directly related to the acquisitions described above totaled approximately $0.2 million and $1.7 million for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, acquisition expenses related to an acquisition completed in 2010 totaled approximately $0.6 million. These costs are recorded in acquisition transaction expenses in the accompanying consolidated and combined statements of operations.

5. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of December 31, 2013 and 2012, consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Hotel properties:
Land and site improvements	$1,347,260	$1,325,970
Building and improvements	2,839,454	2,773,117
Furniture, fixtures and equipment	362,022	271,547

Total hotel properties	4,548,736	4,370,634
Corporate furniture, fixtures and equipment	16,131	13,509
Undeveloped land parcel	1,821	1,821

Total cost	4,566,688	4,385,964

Less accumulated depreciation:
Hotel properties	(427,533)	(265,401)
Corporate furniture, fixtures and equipment	(11,838)	(9,941)

Total accumulated depreciation	(439,371)	(275,342)

Property and equipment—net	$4,127,317	$4,110,622

Substantially all of the hotel properties (680 of 684 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (see Note 7).

During the years ended December 31, 2013 and 2012, the Company, using Level 3 unobservable inputs, recognized impairment charges of approximately $3.3 million and $1.4 million, respectively, in the accompanying consolidated and combined statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on the Company’s historical data and experience, third-party appraisals, industry projections and micro and macro general economic condition projections.

The Company’s office building was sold to a third party on December 29, 2011 for $12.0 million, resulting in net proceeds of approximately $11.6 million and the recognition of a loss on sale of approximately $1.6 million, which is included in restructuring expenses in the accompanying consolidated and combined statement of operations for the year ended December 31, 2011 (see Note 13).

6. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets and goodwill as of December 31, 2013 and 2012, consist of the following (dollars in thousands):

	December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(4,330)	$22,470
Customer email database	5 years	170	(110)	60

Total definite-lived intangible assets		26,970	(4,440)	22,530
Indefinite-lived intangible assets—trademarks		10,500	—	10,500

Total intangible assets		37,470	(4,440)	33,030
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(4,440)	$88,663

	December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(2,990)	$23,810
Customer email database	5 years	170	(76)	94

Total definite-lived intangible assets		26,970	(3,066)	23,904
Indefinite-lived intangible assets—trademarks		10,500	—	10,500

Total intangible assets		37,470	(3,066)	34,404
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(3,066)	$90,037

The weighted-average amortization period remaining for definite-lived intangible assets was approximately 17 years as of December 31, 2013. Estimated future amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31,
2014	$1,374
2015	1,366
2016	1,340
2017	1,340
2018	1.340
Thereafter	15,770

Total	$22,530

7. DEBT

Summary—The Company’s outstanding debt as of December 31, 2013 and 2012, is as follows (in thousands):

	December 31, 2013	December 31, 2012
Mortgage loans	$2,519,843	$2,525,708
Mezzanine loans	365,000	1,080,000
Redeemable preferred stock	21,202	—
Revolving credit facility	20,000	—

Total debt	$2,926,045	$3,605,708

During the years ended December 31, 2013 and 2012, the following transactions occurred (in thousands):

	December 31, 2013	December 31, 2012
Debt—beginning of year	$3,605,708	$2,680,219
Additions:
Proceeds from mortgage loans	—	2,520,000
Proceeds from mezzanine loans	—	1,080,000
Proceeds from revolving credit facility	20,000	—
Issuance of redeemable preferred stock	21,202	—
Deductions:
Payments on mortgage loans	(5,865)	(1,974,511)
Payments on mezzanine loans	(715,000)	(700,000)

Debt—end of year	$2,926,045	$3,605,708

The Company’s debt as of December 31, 2013 and 2012, consisted of the following (in thousands):

Loan	Stated Amount	Outstanding Principal— December 31, 2013	Outstanding Principal— December 31, 2012	Stated Interest Rate(2)	Interest Rate— December 31, 2013(4)	Interest Rate— December 31, 2012	Maturity Date		Amortization
Mortgage loans:
2012 Mortgage Loan:
Component A	$350,000	$349,843	$350,000	LIBOR(1) + 2.0547%	2.2227%	2.2687%	12/1/2014	(3)	Interest only
Component B	350,000	350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
Component C	1,820,000	1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Assumed Mortgage Loan	6,250	—	5,708	Greater of LIBOR(1) + 4.0% or 5.0%	N/A	5.00%	10/8/2014		Amortizing
Mezzanine loans:
2012 Mezzanine A Loan	500,000	168,981	500,000	8.25%	8.25%	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000	111,528	330,000	9.625%	9.625%	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000	84,491	250,000	11.50%	11.50%	11.50%	12/1/2019		Interest only
Other debt:
Corporation Mandatorily Redeemable Preferred Stock	21,202	21,202	N/A	8.0%	8.0%	N/A	11/15/2020		Interest only
Corporation Revolving Credit Facility	75,000	—	N/A	N/A	N/A	N/A	11/18/2016		Interest only
ESH REIT Revolving Credit Facility	250,000	20,000	N/A	LIBOR(1) + 3.0%	3.1646%	N/A	11/18/2016		Interest only

Total		$2,926,045	$3,605,708

(1)	London Interbank Offering Rate.
(2)	The Company is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount and maturity date the same as those of 2012 Mortgage Loan Component A.
(3)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods, subject to limited conditions.
(4)	The Company’s weighted-average interest rate for the years ended December 31, 2013 and 2012 was approximately 5.46% and 5.43%, respectively.

In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. Repayment consisted of approximately $331.0 million of the 2012 Mezzanine A Loan, approximately $218.5 million of the 2012 Mezzanine B Loan and approximately $165.5 million of the 2012 Mezzanine C Loan. Prior to the partial repayment of the 2012 Mezzanine Loans, interest only payments of approximately $8.5 million were due on the first day of each calendar month. Subsequent to the partial repayment of the 2012 Mezzanine Loans, interest only payments of approximately $2.9 million are due on the first day of each calendar month.

During 2013, ESH REIT incurred approximately $25.2 million of debt extinguishment and other costs in connection with the mezzanine loan prepayments, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $10.9 million and other costs of approximately $0.9 million. Debt extinguishment costs are included as a component of interest expense in the Company’s accompanying consolidated and combined statements of operations for the year ended December 31, 2013.

On November 30, 2012, ESH REIT refinanced its then-outstanding mortgage and mezzanine loans of approximately $2.7 billion. ESH REIT entered into new mortgage and mezzanine loans totaling $3.6 billion and one of its subsidiaries entered into an unsecured revolving credit facility of $100.0 million. ESH REIT used the proceeds from the new mortgage and mezzanine loans to pay the outstanding principal and interest balances on the then-outstanding mortgage and mezzanine loans of approximately $2.7 billion, prepayment penalties and other costs of approximately $10.7 million, deferred financing costs of approximately $64.6 million, establish new escrows of approximately $124.3 million, and distributed approximately $723.2 million to the Sponsors. ESH REIT’s monthly debt service obligation totaled approximately $18.5 million and $16.3 million prior to and subsequent to the debt refinancing, respectively.

During 2012, ESH REIT incurred approximately $45.1 million of debt extinguishment and other costs in connection with the 2012 debt refinancing, composed of prepayment penalties of approximately $10.5 million, the write-off of unamortized deferred financing costs of approximately $34.4 million and other costs of approximately $0.2 million. Debt extinguishment costs are included as a component of interest expense in the Company’s accompanying consolidated and combined statement of operations.

ESH REIT Mortgage Loans

2012 Mortgage Loan—On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). The 2012 Mortgage Loan requires interest-only payments of approximately $7.8 million due on the first day of each calendar month.

Up to $367.5 million ($52.5 million of Component A, $157.5 million of Component B, and $157.5 million of Component C of the 2012 Mortgage Loan) may be voluntarily prepaid at any time without incurring a prepayment premium or penalty. ESH REIT could prepay Component A for a premium of 3.0% of the amount greater than $52.5 million from July 2, 2013 through January 1, 2014, and 1.0% from January 2, 2014 through July 1, 2014. After July 1, 2014, Component A may be prepaid without incurring a prepayment premium or penalty. Through January 1, 2015, Component B prepayments greater than $157.5 million will incur a yield maintenance premium of the greater of (i) 1.0% of the outstanding principal balance of Component B and (ii) the excess of the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of Component B being prepaid, over the principal amount being prepaid. After January 1, 2015, Component B may be prepaid without incurring a prepayment penalty or premium. Through January 1, 2016, Component C prepayments greater than $157.5 million will incur a yield maintenance premium of the greater of (i) 1.0% of the outstanding principal balance of Component C and (ii) the excess of the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of Component C being prepaid, over the principal amount being prepaid. After January 1, 2016, Component C may be prepaid without incurring a prepayment penalty or premium.

Substantially all of ESH REIT’s hotel properties (680 of 684 hotel properties) serve as collateral for the 2012 Mortgage Loan. Under certain limited circumstances, losses related to the 2012 Mortgage Loan and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $252.0 million.

The occurrence of a Mortgage Loan Event of Default, a Mezzanine Loan Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of December 31, 2013, none of these events had occurred.

All receipts from the 680 mortgaged properties are required to be deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement, mezzanine loan agreements and cash management agreements and are therefore classified as restricted cash. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, property taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements, and mortgage and mezzanine debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

2010 Mortgage Loan—On October 8, 2010, (the “Acquisition Date”) ESH REIT entered into a $2.0 billion mortgage loan secured by 663 hotel properties (the “2010 Mortgage Loan”). The 2010 Mortgage Loan required constant monthly payments of $12.2 million due on the first day of each calendar month, consisting of principal amortization and interest. The 2010 Mortgage Loan was set to mature on November 1, 2015; however, ESH REIT prepaid the mortgage loan on November 30, 2012, without premium or penalty. In addition to 663 hotel properties, an undeveloped land parcel, trademarks and trademark license agreements owned by ESH Strategies, and the ownership of certain subsidiaries served as collateral for the 2010 Mortgage Loan. Under limited circumstances, losses related to the 2010 Mortgage Loan were guaranteed by certain of the Sponsors’ investment funds up to an aggregate of $200.0 million.

The occurrence of a Mortgage Loan Event of Default, a Mezzanine Loan Default, a Debt Service Coverage Ratio, as defined, below 1.20, or a bankruptcy or certain other liquidity events of one of the Sponsors’ guarantors would trigger a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) were fully funded, was held by the loan service agent as additional collateral for the 2010 Mortgage Loan. As of the date of the refinancing, none of these events had occurred.

Assumed Mortgage Loan—Two of ESH REIT’s hotel properties were subject to a mortgage loan that was assumed on the Acquisition Date when the hotels were acquired (the “Assumed Mortgage Loan”). The assumed mortgage loan was secured by the two hotel properties. On October 23, 2013, ESH REIT prepaid the assumed mortgage loan, which had an outstanding principal balance of approximately $5.5 million.

ESH REIT Mezzanine Loans

2012 Mezzanine Loans—On November 30, 2012, ESH REIT entered into three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). Interest-only payments for the 2012 Mezzanine Loans total approximately $8.5 million and $2.9 million prior to and subsequent to the partial debt repayment, respectively, and are due on the first day of each calendar month. Each of the 2012 Mezzanine Loans are subject to similar CMA requirements and loan covenants generally as described above for the 2012 Mortgage Loan.

Up to $75.0 million of the Mezzanine A loan, $49.5 million of the Mezzanine B loan, and $37.5 million of the Mezzanine C loan could be voluntarily prepaid between December 1, 2012 and June 1, 2013, without prepayment premium or penalty. Up to an aggregate of $125.0 million of the Mezzanine A loan, $82.5 million of the Mezzanine B loan, and $62.5 million of the Mezzanine C loan (collectively, the Free Prepayment Amount) could be voluntarily prepaid without incurring prepayment premium or penalty between June 1, 2013 and December 1, 2013. The Free Prepayment Amount, which totaled $270.0 million, was voluntarily prepaid on November 26, 2013, as part of the fourth quarter 2012 Mezzanine Loan partial repayment discussed above. After December 1, 2013, and through June 1, 2014, the prepayment amount will incur a 3.0% prepayment premium. On December 27, 2013, ESH REIT prepaid $445.0 million and incurred a prepayment penalty of approximately $13.4 million. After June 1, 2014, and through December 1, 2014, the prepayment amount will incur a 1.0% prepayment premium. The 2012 Mezzanine Loans may be prepaid in whole or in part after December 1, 2014, without prepayment premium or penalty. Voluntary prepayment of the 2012 Mezzanine Loans may be made without an obligation of the 2012 Mortgage Loan borrowers to make a corresponding prepayment on the 2012 Mortgage Loan. However, prepaying one of the 2012 Mezzanine Loans creates an obligation of the other 2012 Mezzanine Loan borrowers to make corresponding pro rata prepayments on their respective mezzanine loans.

Under certain limited circumstances, losses related to the 2012 Mezzanine Loans and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $108.0 million.

2010 Mezzanine Loans—On the Acquisition Date, ESH REIT entered into mezzanine loans totaling $700.0 million, consisting of $350.0 million of senior mezzanine debt that bore interest at 9.75% and $350.0 million of junior mezzanine debt that bore interest at 12.0% (the “2010 Mezzanine Loans”). Interest-only payments totaling approximately $6.3 million were due monthly on the first day of each calendar month. The 2010 Mezzanine Loans would have matured on November 1, 2015, with all outstanding principal and unpaid interest due on that date; however, on November 30, 2012, ESH REIT voluntarily prepaid the 2010 Mezzanine Loans and incurred a prepayment premium of $10.5 million.

ESH Strategies fully guaranteed the junior mezzanine principal and interest and pledged its ownership interests in certain of its subsidiaries as security. Under limited circumstances, losses related to the 2010 Mezzanine Loans were guaranteed by certain of the Sponsors’ investment funds up to an aggregate of $25.0 million.

Mandatorily Redeemable Preferred Stock

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2013. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends and therefore the preferred stock is classified as debt on the accompanying consolidated and combined balance sheet as of December 31, 2013.

Revolving Credit Facilities

Corporation Revolving Credit Facility – On November 18, 2013, the Corporation entered into a revolving credit facility of $75.0 million. On November 18, 2014, the borrowing availability under the facility will be reduced to $50.0 million. The facility provides for the issuance of up to $50.0 million letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.875% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for the base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016. As of December 31, 2013, the Corporation had three letters of credit totaling approximately $24.9 million outstanding under this credit facility, the outstanding balance drawn was $0 and the amount of borrowing capacity available was approximately $50.1 million. The Corporation incurred approximately $0.2 million of fees in connection with the Corporation revolving credit facility, which are included as a component of interest expense in the Company’s accompanying consolidated and combined statement of operations for the year ended December 31, 2013.

In order to avoid a Trigger Event, as defined, the revolving credit facility requires a Debt Yield, as defined, of at least 11.5% (with the requirement increasing to 12.0% on and after November 18, 2014), and a Consolidated Leverage Ratio, as defined, of no more than 9.0 to 1 (with the requirement decreasing to no more than 8.75 to 1 over the life of the facility). The occurrence of a Trigger Event requires the Corporation to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of December 31, 2013, none of these events had occurred.

ESH REIT Revolving Credit Facility – On November 18, 2013, ESH REIT entered into a revolving a credit facility of $250.0 million. Subject to the satisfaction of certain criteria, ESH REIT will be able to request to increase the facility to an amount up to $350.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016. As of December 31, 2013, ESH REIT had no letters of credit outstanding under this credit facility, the outstanding balance drawn was $20.0 million and the amount of borrowing capacity available was $230.0 million. ESH REIT incurred approximately $0.1 million of fees in connection with the ESH REIT revolving credit facility, which are included as a component of interest expense in the Company’s accompanying consolidated and combined statement of operations for the year ended December 31, 2013.

In order to avoid a Trigger Event, as defined, the revolving credit facility requires a Debt Yield, as defined, of at least 11.0% (with the requirement increasing to 11.5% on and after November 18, 2014), and a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1 (with the requirement decreasing to no more than 9.0 to 1 over the life of the facility). The occurrence of a Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of December 31, 2013, none of these events had occurred.

Extended Stay LLC Revolving Credit Facility—On November 30, 2012, Extended Stay LLC, a subsidiary of ESH REIT, entered into a revolving credit facility of $100.0 million. Extended Stay LLC incurred a fee of 0.5% on the undrawn revolver balance due on the first day of each calendar quarter. Extended Stay LLC incurred approximately $0.9 million of fees in connection with the Extended Stay LLC revolving credit facility, which are included as a component of interest expense in the Company’s accompanying consolidated and combined statement of operations for the year ended December 31, 2013.

On November 18, 2013, the Extended Stay LLC revolving credit facility terminated in connection with the Offering and the Company wrote off approximately $0.7 million in unamortized deferred financing costs, which are included as a component of interest expense in the Company’s accompanying consolidated and combined statement of operations for the year ended December 31, 2013.

Interest Expense—The components of interest expense for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Contractual interest	$194,980	$201,518	$201,976
Amortization of deferred financing costs	12,537	10,988	10,428
Debt extinguishment and other costs	27,076	45,150	70

Total	$234,593	$257,656	$212,474

Future Maturities of Debt—The future maturities of debt as of December 31, 2013, are as follows (in thousands):

Years Ending December 31
2014	$349,843	(1)
2015	—
2016	20,000
2017	350,000
2018	—
Thereafter	2,206,202

Total	$2,926,045

(1)	Debt maturity includes three one-year extension options, subject to limited conditions. The December 2014 and 2015 extension conditions include providing an adequate extension notice period, the extension or renewal of the interest rate cap and having none of the borrowing entities be in default, as defined. The 2016 extension conditions include the conditions for the 2014 and 2015 extensions, as well as the requirement of a specified minimum Debt Yield.

Fair Value of Debt—As of December 31, 2013 and 2012, the estimated fair value of ESH REIT’s mortgage loans, mezzanine loans and the Corporation’s mandatorily redeemable preferred stock was approximately $2.9 billion and $3.6 billion, respectively. The estimated fair values of mortgage loans, mezzanine loans and mandatorily redeemable preferred stock are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on current mortgage loans (Level 2 fair value measures), mezzanine loans (Level 2 fair value measures), and mandatorily redeemable preferred stock (Level 3 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

8. INCOME TAXES

The Company

Income before income tax expense for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
U.S.	$76,501	$23,597	$51,440
Canada	1,165	3,326	2,245

Total	$77,666	$26,923	$53,685

The components of the income tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Federal (including foreign):
Current	$3,520	$1,583	$7,317
Deferred	(10,131)	1,719	(2,262)
State:
Current	3,044	672	2,232
Deferred	(1,423)	668	(237)

Total	$(4,990)	$4,642	$7,050

The differences between the income tax (benefit) expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2013, 2012 and 2011are as follows (in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Tax at statutory rate	$27,183	35.0%	$9,424	35.0%	$18,790	35.0%
State income tax—net	357	0.4	996	3.7	1,330	2.5
Foreign income tax rate differential	203	0.3	269	1.0	327	0.5
Nondeductible (nontaxable):
REIT income	(33,798)	(43.5)	(6,632)	(24.6)	(15,271)	(28.4)
Pass-through entity income	(1,182)	(1.5)	(1,317)	(4.9)	(386)	(0.7)
Change in expected distribution policy	(5,561)	(7.2)	—	—	—	—
Equity-based compensation	6,598	8.5	2,100	7.8	—	—
Other permanent differences	1,678	2.2	121	0.4	1,757	3.3
Other—net	(684)	(0.9)	(340)	(1.3)	72	0.1
Valuation allowance	216	0.3	21	0.1	431	0.8

Income tax (benefit) expense—net	$(4,990)	(6.4)%	$4,642	17.2%	$7,050	13.1%

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012, consist of the following (in thousands):

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$7,851	$1,089
Accruals and allowances	5,227	2,387
Intangible assets	4,156	268
Impairment and other	4,151	62

Total deferred tax assets	21,385	3,806
Valuation allowance	(773)	(577)

	December 31, 2013	December 31, 2012
Net deferred tax assets	20,612	3,229
Deferred tax liabilities:
Basis difference in ESH REIT stock held by the Corporation	(16,334)	—
Intangible assets	(7,157)	(7,469)
Prepaid expenses	(683)	(790)
Depreciable property	(3,750)	(3,819)

Total net deferred tax liabilities	$(7,312)	$(8,849)

The deferred income tax impacts of the Pre-IPO Transactions of approximately $10.0 million were recorded as a reduction to additional paid in capital. Additionally, as described below, a net deferred tax asset of approximately $6.6 million was recorded as a benefit to the income tax provision for the year ended December 31, 2013.

As of December 31, 2013 and 2012, the Company recorded a valuation allowance related to the net operating loss carryforwards of its Canadian Operating Lessee. The Company has concluded that, in light of available evidence, it is more likely than not that these net operating loss carryforwards will not be realized.

The Company evaluates its open tax positions using the criteria established by FASB ASC 740, “Income Taxes.” The Company has concluded that it has not taken any tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. The Company’s (and predecessor entities’) income tax returns for the years 2010 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

ESH REIT

ESH REIT has elected to be taxed and expects to continue to qualify as a REIT under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions and may be subject to federal income and excise taxes on undistributed income.

While ESH REIT has historically distributed 100% of its taxable income, beginning in 2014, it intends to distribute approximately 95% of its taxable income. Accordingly, ESH REIT will be subject to income taxes on approximately 5% of its taxable income. As a result, deferred tax balances have been adjusted during the year to reflect the fact that an estimated 5% of ESH REIT’s future taxable income will be subject to tax. This change in distribution policy resulted in the recognition of a deferred tax asset during 2013 of approximately $7.8 million related to net operating loss carryforwards that existed as of December 31, 2012. These net operating losses expire in 2032. In addition, net deferred tax liabilities of approximately $1.2 million were recorded during 2013 related to temporary differences that are now expected to be included in taxable income in the future.

As of December 31, 2013, the book basis of ESH REIT’s assets was approximately $63.7 million greater than the tax basis of its assets.

9. QUARTERLY RESULTS (Unaudited)

Below includes quarterly financial data for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013		2012
Total revenues	$256,798	$223,092	$293,595	$256,442	$313,653	$281,373	$268,772		$250,555

Income from operations	66,668	54,450	92,172	76,791	100,035	89,505	53,250	(1)	63,526

Net income (loss)	13,917	1,507	37,539	20,531	46,578	33,277	(15,378	)(2)	(33,034	)(3)

Net (income) loss attributable to noncontrolling interests	(471)	(293)	33	527	(422)	(141)	4,435	(1,642)

Net income attributable to common shareholders or members	13,446	1,214	37,572	21,058	46,156	33,136	(10,943)	(34,676)

Basic net income per share(4)	$0.08	$0.01	$0.22	$0.12	$0.27	$0.20	$(0.06)	$(0.20)

Diluted net income per share(4)	$0.08	$0.01	$0.22	$0.12	$0.27	$0.19	$(0.06)	$(0.20)

(1)	Includes a charge of approximately $14.6 million related to incremental compensation cost associated with modification of equity-based awards.
(2)	Includes charges of: (1) approximately $14.6 million related to incremental compensation cost associated with modification of equity-based awards; and (2) approximately $25.2 million related to the write-off of unamortized deferred financing costs and loan prepayment penalties and related costs.
(3)	Includes a charge of approximately $45.1 million related to the write-off of unamortized deferred financing costs and loan prepayment penalties and related costs.
(4)	The sum of basic net income per share and diluted net income per share for the four quarters may differ from the annual basic net income per share and annual diluted net income per share due to rounding.

10. EQUITY

The Corporation

The Corporation has authorized 3,500.0 million shares of common stock, par value $0.01 per share, of which approximately 204.8 million shares were issued and outstanding as of December 31, 2013. Each share of the Corporation’s outstanding common stock is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT.

The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 21,202 shares of mandatorily redeemable preferred stock were issued and outstanding as of December 31, 2013. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. The outstanding preferred shares are included in other debt on the accompanying consolidated and combined balance sheet as of December 31, 2013 and are further described in Note 7.

ESH REIT

ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which approximately 250.3 million shares were issued and outstanding as of December 31, 2013. All of the issued and outstanding shares of ESH REIT Class A common stock as of December 31, 2013 is held by the Corporation. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which approximately 204.8 million shares were issued and outstanding as of December 31, 2013.

ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2013. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, of which 125 shares of preferred stock were issued and outstanding as of December 31, 2013. The preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated but unpaid dividends and a redemption premium if redeemed prior to December 31, 2015. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated but unpaid dividends.

Prior to the Pre-IPO Transactions, ESH REIT had three classes of member interests authorized: preferred units (125 units authorized), common units (1,000 units authorized), and excess units (1,000 units authorized). All common units were issued to Holdings on the Acquisition Date, representing a capital investment of approximately $1.5 billion. These units were outstanding as of December 31, 2012. On January 3, 2011, ESH REIT issued all of the preferred units for consideration of $73,000, net of issuance costs. These units were outstanding as of December 31, 2012. Preferred units were entitled to a cumulative preferential cash distribution at the rate of 12.5% per annum on the $1,000 liquidation preference per unit and the liquidation preference amount upon dissolution or winding up of the affairs of ESH REIT. No excess units were issued or outstanding as of December 31, 2012.

Cash and property distributions of approximately $78.4 million and $161.4 million, respectively, were made to the outstanding common units during the year ended December 31, 2013. Cash distributions totaling approximately $826.2 million and $26.1 million were made to the outstanding common units during the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2011, ESH REIT treated its taxable income in excess of cash distributions as a consent dividend.

ESH Strategies

ESH Strategies’ sole member made an initial capital investment of approximately $10.6 million on the Acquisition Date. No cash distributions were made or declared during the year ended December 31, 2013. ESH Strategies made distributions of approximately $6.7 million during the year ended December 31, 2012. No distributions were made or declared during the year ended December 31, 2011.

Noncontrolling Interests

Subsequent to the Pre-IPO Transactions, third party equity interests in ESH REIT consist of the shares of the Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and 125 shares of 12.5% preferred stock of ESH REIT. As of December 31, 2013, these interests, which are not owned by the Corporation, are presented as noncontrolling interests. Prior to the Pre-IPO Transactions, noncontrolling interests consisted of all of the equity of HVM, a consolidated variable interest entity.

11. VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the financial position, results of operations, other comprehensive income and cash flows of HVM are consolidated in the Company’s accompanying consolidated and combined financial statements through the Pre-IPO Transactions. As part of the Pre-IPO Transactions, ESA Management acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; at that time, the existing management agreements were terminated and ESA Management entered into new management and service agreements with the Operating Lessees, ESH REIT and ESH Strategies. The following describes HVM’s financial activity prior to the Pre-IPO Transactions, the majority of which is eliminated in consolidation and combination.

Hotel Management Agreements with the Company—On the Acquisition Date, ESH REIT’s hotel operating subsidiaries, the Operating Lessees, executed management agreements with HVM with respect to all of the hotels under lease. Under the terms of these agreements, HVM provided management services to the hotels, including supervision, direction, control of the operation, and management and promotion of the hotel properties in a manner consistent with extended stay hotels of similar size, type, or usage in similar locations.

The following table sets forth a summary of the fees provided under the hotel management agreements between HVM and the Operating Lessees through the Pre-IPO Transactions:

	Fees as Percentage of Revenue—First Threshold	First Revenue Threshold	Fees as Percentage of Revenue—Second Threshold	Second Revenue Threshold
U.S. 660 hotel operators	2.5%	Up to $500 million	0.5%	> $500 million
Canadian 3 hotel operators	2.5%	Up to C$12 million	0.5%	> C$12 million
U.S. 2 hotel operators under assumed mortgage loan	2.5%	Up to $1.8 million	0.5%	> $1.8 million
U.S. 17 hotel operators acquired in December 2012	8.0%	N/A	N/A	N/A

Excluding the agreements with the U.S. 17 hotel operators assumed by the Company in December 2012, under each of these agreements, HVM was also reimbursed, without markup, for costs incurred by HVM for providing services for accounting, financial analysis, operations supervision, sales, revenue management, training, technology, marketing, advertising, reservation services and travel agent commissions.

Administrative Services Agreements with the Company—On the Acquisition Date, ESH REIT and ESH Strategies executed service agreements with HVM, whereby HVM provided services for certain administrative, legal, financial, accounting, and related services, including services related to property acquisitions and oversight and procurement of capital assets. Fees consisted of HVM’s cost of providing the services plus 6%. In connection with the Pre-IPO Transactions, the Company acquired the net assets of HVM; therefore, all of the administrative services agreements were terminated at that time.

Third Party Management Agreements—Through December 12, 2012, HVM managed 17 hotels for a third-party hotel owner-operator under a separate management agreement with each hotel. The Company acquired these hotels on December 13, 2012 (see Note 4) and these management agreements were assumed by the Company upon acquisition. In addition, HVM had two additional hotel management agreements to manage hotels owned by a third-party hotel owner-operator. The Company acquired these hotels on December 31, 2013 (see Note 4).

The following tables set forth a summary of the hotel management fees, administrative services fees, G&A expense reimbursement fees, third party management fees and reimbursements to HVM for these activities for the period from January 1, 2013 through the Pre-IPO Transactions and each of the years ended December 31, 2012 and 2011 (in thousands). Where appropriate, such amounts have been eliminated in the accompanying consolidated and combined financial statements.

	Period from January 1, 2013 through the Pre-IPO Transactions
	Management fees	Cost reimbursements	Administrative service fees	Total fees	On-site personnel reimbursement	Total fees
Hotel Management Agreements:
U.S. 660 hotel operators	$13,456	$40,466	$—	$53,922	$176,572	$230,494
Canadian hotel operators	101	176	—	277	2,630	2,907
U.S. 2 hotel operators under assumed mortgage loan	40	—	—	40	493	533
U.S. 17 hotel operators acquired in December 2012	1,331	—	—	1,331	—	1,331
Administrative Services Agreements:
U.S. and Canadian 680 hotel owners	—	—	6,130	6,130	—	6,130
ESH Strategies	—	—	178	178	—	178
Third Party Management Agreements:
U.S. 2 third party hotel operators	295	—	—	295	640	935

	$15,223	$40,642	$6,308	$62,173	$180,335	$242,508

	Year Ended December 31, 2012
	Management fees	Cost reimbursements	Administrative service fees	Total fees	On-site personnel reimbursement	Total fees
Hotel Management Agreements:
U.S. 660 hotel operators	$14,852	$78,732	$—	$93,584	$197,315	$290,899
Canadian hotel operators	41	331	—	372	2,983	3,355
U.S. 2 hotel operators under assumed mortgage loan	46	—	—	46	561	607
U.S. 17 hotel operators acquired in December 2012(1)	78	—	—	78	270	348
Administrative Services Agreements:
U.S. and Canadian 680 hotel owners	—	—	6,745	6,745	—	6,745
ESH Strategies	—	—	357	357	—	357
Third Party Management Agreements:
U.S. 17 hotel operators acquired in December 2012(2)	2,354	—	—	2,354	5,807	8,161
U.S. 2 third party hotel operators	280	—	—	280	793	1,073

	$17,651	$79,063	$7,102	$103,816	$207,729	$311,545

(1)	Fees earned by HVM subsequent to the Company’s acquisition of the 17 HFI hotels.
(2)	Fees earned by HVM prior to the Company’s acquisition of the 17 HFI hotels.

	Year Ended December 31, 2011
	Management fees	Cost reimbursements	Administrative service fees	Total fees	On-site personnel reimbursements	Total fees
Hotel Management Agreements:
U.S. 660 hotel operators	$14,581	$62,391	$—	$76,972	$186,906	$263,878
Canadian hotel operators	59	245	—	304	2,847	3,151
U.S. 2 hotel operators under assumed mortgage loan	46	—	—	46	490	536
U.S. 17 hotel operators acquired in December 2012	—	—	—	—	—	—
Administrative Services Agreements:
U.S. and Canadian 680 hotel owners	—	—	4,313	4,313	—	4,313
ESH Strategies	—	—	424	424	—	424
Third Party Management Agreements:
U.S. 17 hotel operators acquired in December 2012	2,341	—	—	2,341	5,697	8,038
U.S. 2 third party hotel operators	246	—	—	246	712	958

	$17,273	$62,636	$4,737	$84,646	$196,652	$281,298

Condensed Consolidated Financial Information—The condensed consolidated balance sheet of HVM as of December 31, 2012, was as follows (in thousands):

December 31, 2012
Assets:
Cash and cash equivalents	$3,004
Accounts receivable from the Company	34,277
Accounts receivable from third parties	157
Furniture, fixtures and equipment—net of accumulated depreciation of $9,941	3,568
Other assets	6,510

Total assets	$47,516

Liabilities and members’ equity:
Accounts payable and accrued liabilities	$44,359
Members’ equity	3,157

Total liabilities and members’ equity	$47,516

The condensed consolidated statements of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions and the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues:
Management fee revenues	$62,173	$103,816	$84,646
Reimbursement of payroll from managed properties	180,335	207,729	196,652

Total revenues	242,508	311,545	281,298

Operating expenses:
Hotel operating expenses	—	27,280	17,274
General and administrative expenses	58,049	65,795	54,956
Restructuring expenses	605	5,763	8,938

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012	Year Ended December 31, 2011
Managed property payroll expenses	180,335	207,729	196,652
Depreciation and amortization	1,300	1,429	1,100

Total operating expenses	240,289	307,996	278,920

Other income	120	68	60

Net income	$2,339	$3,617	$2,438

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments—In May 2011, HVM executed a lease for office space in Charlotte, North Carolina, in conjunction with the relocation of its corporate headquarters (see Note 13). The lease is an operating lease with an initial term through August 2021. After the initial term, the Company has the option to renew the lease for two additional terms of five years each at the then-fair market annual base rental rate.

The Company is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2016 and 2096, and most leases include multiple renewal options for generally five or 10 year periods.

Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $3.3 million, $3.3 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying consolidated and combined statements of operations.

Future minimum lease payments under operating leases as of December 31, 2013, are as follows (in thousands):

Years Ending December 31
2014	$2,224
2015	2,309
2016	2,366
2017	2,428
2018	2,491
Thereafter	87,951

Total	$99,769

Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.3 million for each of the three years ended December 31, 2013, 2012 and 2011, and is included in hotel operating expenses in the accompanying consolidated and combined statements of operations.

Letter of Credit—As of December 31, 2013, the Company had three outstanding letters of credit, issued by the Corporation, that totaled approximately $24.9 million that were collateralized by the Corporation’s revolving credit facility.

Legal Contingencies—The Company is not a party to any other litigation or claims, other than routine matters arising in the ordinary course of business, that are incidental to the operation of the business of the Company. The Company believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business or consolidated and combined financial statements.

Purchase Commitments—As of December 31, 2013, the Company had purchase commitments related to certain continuing refurbishments to its hotel properties of approximately $10.6 million.

Executive Employment Agreements—Five members of senior management have employment agreements. These agreements generally provide for a two-year employment term that are subject thereafter to one-year extensions and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment and other employment rights and responsibilities.

13. RESTRUCTURING

In 2013, the Company and HVM initiated an operations restructuring which changed certain aspects of its property staffing model. In 2011, the Company and HVM initiated a corporate restructuring that included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina. The corporate relocation was completed during the first half of 2012. Total expenses incurred during the years ended December 31, 2013, 2012 and 2011, were approximately $0.6 million, $5.8 million and $10.5 million, respectively, and consisted of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Personnel relocation, recruitment, and separation payments	$605	$3,729	$3,789
Executive separation payments	—	2,019	5,000
Relocation of furniture, fixtures and equipment	—	15	149
Loss on sale of office building	—	—	1,553

Total restructuring expenses	$605	$5,763	$10,491

Amounts accrued and paid related to the corporate restructuring during the years ended December 31, 2013 and 2012, are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
Balance—beginning of year	$213	$5,205
Expense incurred	605	5,763
Cash payments	(810)	(8,736)
Equity awards	—	(2,019)

Balance—end of year	$8	$213

As of December 31, 2013 and 2012, amounts accrued are included in accounts payable and accrued liabilities on the accompanying consolidated and combined balance sheets.

14. EQUITY-BASED COMPENSATION

As of December 31, 2013, the Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock (i.e., Paired Share) units or other share-based awards. The aggregate number of Paired Shares that may be made as awards under the LTIP’s shall not exceed 8.0 million, no more of which 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and Class B common stock of ESH REIT, respectively. Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan which provided for HVM employees and members of Holdings’ and Strategies Holdings’ boards of managers awards of restricted limited liability interests (“Profit Units”) in Holdings and Strategies Holdings.

On November 12, 2013, holders of outstanding Profit Units received an aggregate distribution of cash of approximately $2.4 million from Holdings and all remaining outstanding Profit Units were converted into restricted stock (i.e., Paired Share) awards. 80% of the restricted stock awards received in respect of the Profit Units were received with the same vesting schedules as the Profit Units and at their fair values. 20% of the restricted stock awards received in respect of the Profit Units were received with acceleration to their existing vesting schedules. As a result of this acceleration, the Company and ESH REIT incurred additional compensation cost of approximately $14.6 million and $2.3 million, respectively.

Subsequent to the Offering, the fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant date fair value is allocated to a share of common stock of the Corporation and a portion of the price allocated to a share of Class B common stock of ESH REIT.

Prior to the Offering, the fair value of equity-based awards on the date of grant was estimated using the Black-Scholes Merton model, using various assumptions regarding (a) the expected holding period, (b) the risk-free rate of return, (c) expected dividend yield on the underlying units, (d) the expected volatility in the fair value of the Company’s equity, and (e) a discount for lack of marketability, and was calculated based on the grant agreement terms, which included thresholds for internal rate of return and recovery of Holdings’ and Strategies Holdings’ members’ initial equity investments.

The expected holding period represents the period of time that the Profit Units are expected to be outstanding. The units were assumed to remain outstanding until the Company experienced a change in control of ownership or an initial public offering. The risk-free rate of return for periods approximating the expected holding period of the units was based on the U.S. constant maturity treasuries yield in effect at the grant date. A dividend yield was assumed based on the Company’s historical dividend rate. Because the Company’s equity was privately held and was not traded in an active market, the Company used the historical volatility of the share values of publicly traded companies within similar industries as the Company as a surrogate for the expected volatility of the Company’s equity. The discount for lack of marketability was calculated for each expected holding period using a put-option Black-Scholes Merton model. The key assumptions used for the period from January 1, 2013 through the Pre-IPO Transactions and the years ended December 31, 2012 and 2011 were as follows:

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected holding period	0.25 years	3 years	2 – 4 years
Risk–free rate of return	0.2%	0.4%	0.3% – 0.6%
Expected dividend yield	0.0%	0.0%	0.9%
Expected volatility	30.0%	55.0%	47.9%
Discount for lack of marketability	20.0%	20.0%	20.0%

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. During the years ended December 31, 2013, 2012 and 2011, approximately $20.2 million, $6.4 million, and $4.7 million, respectively, of compensation cost was recognized. During the years ended December 31, 2013, 2012 and 2011, approximately $20.2 million, $4.4 million, and $4.7 million, respectively, of compensation cost is included in general and administrative expenses in the accompanying consolidated and combined statements of operations. During the year ended December 31, 2012, approximately $2.0 million of compensation cost is included in restructuring expenses in the accompanying consolidated and combined statement of operations, as this cost related to an executive separation payment as a result of the Company’s and HVM’s restructuring (see Note 13).

As of December 31, 2013, there was $19.6 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to December 31, 2013 over a weighted-average period of approximately 2.0 years. Total unrecognized compensation cost will be adjusted for future forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the years ended December 31, 2013, 2012 and 2011, after taking into account the conversion of Profit Units issued under HVM’s management incentive plan on November 12, 2013, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value per RSA/RSU(1)
Outstanding RSAs/RSUs—January 1, 2011	4,203	$5.52
RSAs/RSUs granted in 2011	1,064	$6.90
RSAs/RSUs forfeited in 2011	(456)	$5.52

Outstanding RSAs/RSUs—December 31, 2011	4,811	$5.83
RSAs/RSUs granted in 2012	1,349	$9.47
RSAs/RSUs forfeited in 2012	(1,248)	$5.62
RSAs/RSUs redeemed in 2012	(96)	$5.52

Outstanding RSAs/RSUs—December 31, 2012	4,816	$6.96
RSAs/RSUs granted in 2013	535	$21.89
RSAs/RSUs converted or accelerated in 2013	(2,802)	$6.67
RSAs/RSUs forfeited in 2013	(520)	$5.76
RSAs/RSUs redeemed in 2013	(96)	$6.67

Outstanding RSAs/RSUs—December 31, 2013	1,933	$12.02

Vested RSAs/RSUs—December 31, 2013	—	$—
Nonvested RSAs/RSUs—December 31, 2013	1,933	$12.02
Vested RSAs/RSUs—December 31, 2012	1,532	$5.79
Nonvested RSAs/RSUs—December 31, 2012	3,284	$7.65

(1)	Valuation was performed contemporaneously with grants.

In December 2010, HVM entered into agreements designed to incentivize and retain certain operations personnel whose duties include the oversight of multiple hotel properties. The agreements provide participants future payment upon a change of control transaction, generally defined as a sale of the Company or a substantial portion of its assets or operations. In March 2011, HVM allowed participants to elect to receive a one-time payment of a portion of the amount due under the agreements. Remaining payments prescribed by the agreements require that the participant remain employed upon a change of control transaction. In connection with the Pre-IPO Transactions, the Corporation assumed this liability upon its purchase of HVM’s net assets. As of December 31, 2013 and 2012, $4.2 million and $4.5 million, respectively, are included in accounts payable and accrued liabilities on the accompanying consolidated and combined balance sheets related to these agreements.

15. DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 and $17,000 during 2013 and 2012, respectively. Employer contributions, net of forfeitures, totaled approximately $1.4 million, $0.9 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

16. RELATED PARTY TRANSACTIONS

An affiliate of the Company’s Sponsors purchased approximately 794,000 Paired Shares as an underwriter in connection with the Offering and earned approximately $1.0 million in fees related to the transaction.

Investment funds of the Sponsors held 21,105 shares of the Corporation’s outstanding mandatorily redeemable preferred stock as of December 31, 2013. Additionally, investment funds of the Sponsors held approximately $37.2 million and approximately $110.0 million of the 2012 Mezzanine loans as of December 31, 2013 and 2012, respectively.

17. SUBSEQUENT EVENTS

On February 26, 2014, the board of directors of ESH REIT declared a pro rata cash distribution of $0.08 per share on its Class A common stock and Class B common stock with respect to the period commencing upon the completion of the Offering and ending on December 31, 2013, based on a distribution rate of $0.15 per Paired Share for a full quarter. The dividend is payable on March 26, 2014 to shareholders of record as of March 12, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ESH Hospitality, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ESH Hospitality, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

March 20, 2014

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(In thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $426,479 and $275,342	$4,119,939	$4,110,622
RESTRICTED CASH	45,903	61,613
CASH AND CASH EQUIVALENTS	18,597	103,303
INTANGIBLE ASSETS—Net of accumulated amortization of $0 and $3,066	—	23,904
GOODWILL	54,297	55,633
DEFERRED FINANCING COSTS—Net of accumulated amortization of $11,120 and $1,027	46,572	65,592
ACCOUNTS RECEIVABLE—Net of allowance for doubtful accounts of $0 and $975	—	18,549
DEFERRED RENT RECEIVABLE	3,631	—
DEFERRED TAX ASSETS	3,207	—
OTHER ASSETS	36,186	48,226

TOTAL ASSETS	$4,328,332	$4,487,442

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loans payable	$2,519,843	$2,525,708
Mezzanine loans payable	365,000	1,080,000
Revolving credit facility	20,000	—
Accounts payable and accrued liabilities	95,988	126,689
Deferred tax liabilities	—	8,849

Total liabilities	3,000,831	3,741,246

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Members’ capital	—	740,576
Common stock – Class A: $0.01 par value, 4,300,000 shares authorized, 250,296 shares issued and outstanding as of December 31, 2013; Class B: $0.01 par value, 7,800,000 shares authorized, 204,788 shares issued and outstanding as of December 31, 2013	4,551	—
Additional paid in capital	1,336,154	—
Preferred stock – no par value, 125 shares authorized, issued and outstanding as of December 31, 2013	73	73
(Accumulated deficit) retained earnings	(9,617)	2,266
Accumulated foreign currency translation	(3,660)	124

Total ESH Hospitality, Inc. shareholders’ and members’ equity	1,327,501	743,039
Noncontrolling interests	—	3,157

Total equity	1,327,501	746,196

TOTAL LIABILITIES AND EQUITY	$4,328,332	$4,487,442

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per share data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
REVENUES:
Rental revenues	$71,900	$—	$—
Hotel room revenues	983,950	984,273	912,988
Other hotel revenues	15,576	16,898	18,693
Management fees and other revenues	1,113	10,346	11,172

Total revenues	1,072,539	1,011,517	942,853

OPERATING EXPENSES:
Hotel operating expenses	478,727	493,635	463,369
General and administrative expenses	86,676	87,807	72,413
Depreciation and amortization	167,185	129,938	120,438
Managed property payroll expenses	639	6,600	6,409
Trademark license fees	2,998	3,004	2,795
Restructuring expenses	605	5,763	10,491
Acquisition transaction expenses	235	1,675	593
Impairment of long-lived assets	3,330	1,420	—
Office building operating expenses	—	—	1,010

Total operating expenses	740,395	729,842	677,518
OTHER INCOME	1,075	384	232

INCOME FROM OPERATIONS	333,219	282,059	265,567
INTEREST EXPENSE	234,258	257,656	212,474
INTEREST INCOME	(629)	(307)	(550)

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	99,590	24,710	53,643
INCOME TAX (BENEFIT) EXPENSE	(876)	4,642	7,050

NET INCOME	100,466	20,068	46,593
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(730)	(1,549)	(1,062)

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS OR MEMBERS	$99,736	$18,519	$45,531

NET INCOME PER SHARE:
Class A—Basic	$0.26	$0.05	$0.12

Class A—Diluted	$0.26	$0.05	$0.12

Class B—Basic	$0.26	$0.05	$0.12

Class B—Diluted	$0.25	$0.05	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Class A—Basic	213,759	207,553	206,327

Class A—Diluted	213,759	207,553	206,327

Class B—Basic	174,894	169,816	168,813

Class B—Diluted	176,268	171,796	171,345

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NET INCOME	$100,466	$20,068	$46,593
FOREIGN CURRENCY TRANSLATION	(3,980)	87	71

COMPREHENSIVE INCOME	96,486	20,155	46,664
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(730)	(1,554)	(1,091)

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS OR MEMBERS	$95,756	$18,601	$45,573

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Members’ Capital	Common Stock	Additional Paid in Capital	Preferred Stock	(Accumulated Deficit) Retained Earnings	Accumulated Foreign Currency Translation	Total Shareholders’ and Members’ Equity	Noncontrolling Interests	Total Equity
BALANCE—January 1, 2011	$1,536,715	$—	$—	$—	$(23,008)	$—	$1,513,707	$2,725	$1,516,432
Net income	—	—	—	—	45,531	—	45,531	1,062	46,593
Foreign currency translation	—	—	—	—	—	42	42	29	71
Issuance of preferred units	—	—	—	73	—	—	73	—	73
Member distributions	—	—	—	—	(26,064)	—	(26,064)	—	(26,064)
Preferred distributions	—	—	—	—	(16)	—	(16)	—	(16)
Equity–based compensation	5,020	—	—	—	—	—	5,020	(290)	4,730
Other	—	—	—	—	—	—	—	(1,601)	(1,601)

BALANCE—December 31, 2011	1,541,735	—	—	73	(3,557)	42	1,538,293	1,925	1,540,218
Net income	—	—	—	—	18,519	—	18,519	1,549	20,068
Foreign currency translation	—	—	—	—	—	82	82	5	87
Member contributions	5,925	—	—	—	—	—	5,925	75	6,000
Member distributions	(813,512)	—	—	—	(12,680)	—	(826,192)	(397)	(826,589)
Preferred distributions	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	6,428	—	—	—	—	—	6,428	—	6,428

BALANCE—December 31, 2012	740,576	—	—	73	2,266	124	743,039	3,157	746,196
Net income	—	—	—	—	99,736	—	99,736	730	100,466
Foreign currency translation	—	—	—	—	—	(3,980)	(3,980)	—	(3,980)
Member distributions	—	—	—	—	(78,400)	—	(78,400)	(2,011)	(80,411)
Preferred distributions	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	4,094	—	2,460	—	—	—	6,554	—	6,554
ESH REIT reorganization	(744,670)	3,828	734,475	—	(33,203)	196	(39,374)	(1,876)	(41,250)
Sale of equity, net of issuance costs	—	723	599,219	—	—	—	599,942	—	599,942

BALANCE—December 31, 2013	$—	$4,551	$1,336,154	$73	$(9,617)	$(3,660)	$1,327,501	$—	$1,327,501

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
OPERATING ACTIVITIES:
Net income	$100,466	$20,068	$46,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165,998	128,564	119,064
Amortization and write-off of deferred financing costs	23,998	45,365	10,428
Amortization of intangible assets	1,187	1,374	1,374
Amortization of above- market ground leases	(136)	(136)	(111)
Loss on disposal of property and equipment	3,493	3,499	643
Loss on sale of office building	—	—	1,553
Impairment of long-lived assets	3,330	1,420	—
Equity-based compensation	6,643	6,428	4,730
Deferred income tax (benefit) expense	(7,440)	2,387	(2,499)
Deferred straight-line rental revenue	(3,631)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(9,821)	(2,879)	(1,901)
Due from affiliates	(39,810)	—	—
Other assets	13,699	(11,634)	726
Accounts payable and accrued liabilities	37,222	(287)	(54)

Net cash provided by operating activities	295,198	194,169	180,546

INVESTING ACTIVITIES:
Purchases of property and equipment	(171,931)	(271,464)	(106,064)
Acquisition of hotels, property and equipment	(16,241)	(128,299)	—
Decrease in restricted cash	14,225	175,167	16,463
Decrease in cash collateral for insurance reserves	7,849	—	7,626
Proceeds from insurance recoveries	2,020	754	—
Proceeds from sale of office building	—	—	11,586
Proceeds from litigation settlement	—	—	26,994

Net cash used in investing activities	(164,078)	(223,842)	(43,395)

FINANCING ACTIVITIES:
Proceeds from mortgage loans	—	2,520,000	—
Principal payments on mortgage loans	(5,865)	(1,974,511)	(24,067)
Proceeds from mezzanine loans	—	1,080,000	—
Principal payments on mezzanine loans	(715,000)	(700,000)	—
Proceeds from revolving credit facility	20,000	—	—
Payment of deferred financing costs	(4,978)	(64,619)	—
Company reorganization	(29,351)	—	—
Sale of equity	619,933	—	125
Equity issuance costs	(19,991)	—	(52)
Preferred distributions	(16)	(16)	(16)
Member distributions	(78,400)	(826,192)	(26,064)
Contributions from noncontrolling interests	—	75	—
Distributions to noncontrolling interests	(2,011)	(397)	—

Net cash (used in) provided by financing activities	$(215,679)	$34,340	$(50,074)

(Continued)

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	$(147)	$136	$71

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(84,706)	4,803	87,148
CASH AND CASH EQUIVALENTS—Beginning of period	103,303	98,500	11,352

CASH AND CASH EQUIVALENTS—End of period	$18,597	$103,303	$98,500

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$201,089	$196,350	$219,239

Income tax payments—net of refunds of $935, $66 and $118	$239	$11,349	$1,161

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in other assets and accounts payable and accrued liabilities	$20,103	$13,625	$13,867

Acquisition of hotels, property and equipment paid by Sponsors	$—	$3,925	$—

Payment of deferred financing costs paid by Sponsors	$—	$2,000	$—

See accompanying notes to consolidated financial statements. (Concluded)

ESH HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012 AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION AND COMBINATION

ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. The formation of the Corporation and the conversion of ESH REIT into a Delaware corporation were completed as part of the Pre-IPO Transactions, defined and discussed below, and in contemplation of the Corporation’s and ESH REIT’s initial public offering.

As of December 31, 2013 and 2012, ESH REIT, its subsidiaries or their predecessor entities owned 681 and 679 hotel properties, respectively, in operation in 44 U.S. states consisting of approximately 75,700 and 75,400 rooms, respectively, and three hotels in operation in Canada consisting of approximately 500 rooms. For the period from the Pre-IPO Transactions through December 31, 2013, the hotels are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. For periods through the Pre-IPO Transactions, the Operating Lessees were subsidiaries of ESH REIT, referred to as taxable REIT subsidiaries. On December 31, 2013, ESH REIT completed the acquisition of two hotels which, through the date of acquisition, were previously managed by HVM (as defined below) (see Notes 4 and 11).

The majority of hotels are operated under the core brand name Extended Stay America. Three Canadian hotels operate under the brand name Extended Stay Canada; 47 hotels are operated under the brand name Crossland Studio Suites and two hotels are operated under the brand name Hometown Inn. The brand names are owned by ESH Hospitality Strategies LLC (“ESH Strategies”) whose subsidiary licenses the brand names to the Operating Lessees.

Organization Prior to the Pre-IPO Transactions and Initial Public Offering

ESH REIT’s predecessor, ESH Hospitality LLC, was directly owned by ESH Hospitality Holdings LLC (“Holdings”), a Delaware limited liability company, whose members were investment funds sponsored and managed by Centerbridge Partners L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their affiliates (collectively, the “Sponsors”).

The hotels were leased by ESH Hospitality LLC’s taxable REIT subsidiaries, the “Operating Lessees,” who contracted with HVM L.L.C. (“HVM”), a separate, independently owned hotel management and administrative services company, to manage the hotels and provide certain other administrative services. HVM was indirectly owned by individuals who were each active in the business of HVM and was managed by an entity indirectly owned by employees of the Sponsors.

The Pre-IPO Transactions

The Pre-IPO Transactions, which were completed in November 2013, restructured and reorganized the then-existing businesses and entities prior to the Corporation’s and ESH REIT’s initial public offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings and retained the remaining shares, which were subsequently paired with Corporation common stock and distributed as described below; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock.

•	The Sponsors acquired the Corporation for a nominal fee.

•	ESH REIT transferred the Operating Lessees to newly-formed, wholly-owned subsidiaries of the Corporation; in connection with the transfer of 1.0% of the Operating Lessees, the Corporation paid ESH REIT approximately $1.6 million and the operating leases were amended to reflect current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Corporation, ESA Management LLC (“ESA Management”), acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management entered into new management agreements with the Operating Lessees. ESA Management assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Code (see Note 16).

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT, to the Corporation in exchange for common stock of the Corporation; the common stock of the Corporation was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Corporation’s and ESH REIT’s initial public offering.

•	The Corporation acquired all of the interests in ESH Strategies in exchange for $21.2 million of mandatorily redeemable preferred stock of the Corporation, which pays preferred dividends at 8.0% per annum.

•	Holdings distributed its remaining Paired Shares.

Following the Pre-IPO Transactions, the Corporation, through its direct wholly-owned subsidiaries, leases the hotel properties from ESH REIT, owns the trademarks related to the business and self-manages the hotel properties. ESH REIT owns all of the hotel properties. The Corporation owns, and is expected to continue to own, all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT.

Initial Public Offering

On November 18, 2013, the Corporation and ESH REIT completed an initial public offering (the “Offering”) of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Offering included 4,237,500 Paired Shares purchased by the underwriters in connection with the exercise in full of their option to purchase additional Paired Shares and raised total gross proceeds to the Corporation and ESH REIT of approximately $649.8 million.

The proceeds were divided among the Corporation and ESH REIT based on their relative valuations. The Corporation used the majority of the proceeds it received to purchase shares of Class A common stock of ESH REIT to maintain its ownership of approximately 55% of the outstanding common stock of ESH REIT. After deducting underwriting discounts, commissions and other transaction costs, the Offering, including ESH REIT’s sale of shares of Class A common stock to the Corporation, raised proceeds to ESH REIT of approximately $599.9 million. ESH REIT used its proceeds from the Offering, including proceeds received pursuant to the sale of Class A common stock to the Corporation, in addition to cash on hand, to repay approximately $331.0 million of its Mezzanine A Loan, approximately $218.5 million of its Mezzanine B Loan and approximately $165.5 million of its Mezzanine C Loan.

As of December 31, 2013, the public owns approximately 15.9% of the outstanding Paired Shares, while the Sponsors and current and former management own approximately 84.1% of the outstanding Paired Shares. As of December 31, 2013, the Corporation owns 250,295,833 shares of ESH REIT’s Class A common stock; the Sponsors and current and former management own 172,300,000 shares of ESH REIT’s Class B common stock, which are attached to and trade as a single unit with shares of the Corporation’s common stock, and the public owns 32,487,500 shares of ESH REIT’s Class B common stock, which are attached to and trade as a single unit with shares of the Corporation’s common stock.

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the periods through the Pre-IPO Transactions, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Additionally, for the period through the Pre-IPO Transactions, ESH REIT’s consolidated results of operations included the results of operations of HVM, a consolidated variable interest entity (see Notes 2 and 11). Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and are presented as noncontrolling interests.

For the period from the Pre-IPO Transactions through December 31, 2013, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the Operating Lessees. Further, the results of operations of ESA Management, which now performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results, as ESA Management is owned by the Corporation.

All intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the allocation of purchase price to assets that were acquired in

2013 and 2012 (see Note 4). Significant estimates also include the estimated useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves and the grant-date fair value per Profit Unit (as defined in Note 15) related to equity-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents—ESH REIT considers all cash on hand, demand deposits with financial institutions, credit card receivables, and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. ESH REIT has deposits in excess of $250,000 with financial institutions that are not insured by the Federal Deposit Insurance Corporation. ESH REIT does not believe cash and cash equivalents expose it to significant credit risk.

Restricted Cash—Restricted cash consists of amounts held in cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, property taxes and insurance, capital improvements, ground leases, operating expenses (including management fees and reimbursements) and mortgage and mezzanine debt service, all as required by ESH REIT’s mortgage and mezzanine loan agreements (see Note 7).

Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Hotel buildings	20–49 years
Hotel building improvements	3–39 years
Hotel site improvements	2–15 years
Hotel furniture, fixtures and equipment	1–10 years
Office furniture, fixtures and equipment	1–7 years

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by the hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the hotel property. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of the hotel property could occur in a future period in which conditions change.

To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices, or independent appraisals, as considered necessary. ESH REIT recognized impairment charges related to property and equipment of approximately $3.3 million, $1.4 million and $0 for the years ended December 31, 2013, 2012 and 2011, respectively (see Note 5).

Intangible Assets and Liabilities— Subsequent to the Pre-IPO Transactions and as of December 31, 2013, ESH REIT has no intangible assets or liabilities. Prior to the Pre-IPO Transactions, intangible assets and liabilities related to the Operating Lessees and included above-market contracts, corporate customer relationships and customer databases. Above-market contracts, corporate customer relationships and customer databases were amortized using the straight-line method over their estimated remaining useful lives, which in the case of contracts was typically the remaining non-cancelable term. Intangible assets were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the intangible asset may not have been recoverable. No impairment charges related to intangible assets were recognized during the period from January 1, 2013 through the Pre-IPO Transactions or for the years ended December 31, 2012 or 2011.

Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. ESH REIT tests goodwill for impairment at least annually in the fourth quarter. ESH REIT tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ESH REIT has one operating segment, which is its reporting unit; therefore, management aggregates goodwill associated with all hotels when analyzing for potential impairment. Effective in the fourth quarter of 2011, ESH REIT adopted accounting guidance in which it first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2013, 2012 or 2011.

In connection with the Pre-IPO Transactions, ESH REIT transferred its ownership of the Operating Lessees to wholly-owned subsidiaries of the Corporation. Approximately $1.3 million of ESH REIT’s goodwill was allocated to the Operating Lessees and was therefore included as part of the transfer of the ownership in these entities.

Property Acquisitions—The purchase price of net tangible and identified intangible assets and liabilities are recorded based on their relative fair values on the date of acquisition. The fair value of the acquired land and site improvements, building and improvements, and furniture, fixtures and equipment were determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the hotels, estimated rates and valuation assumptions consistent with current market conditions, based on independent appraisals and other relevant market data obtained in connection with the acquisition of the hotels. The results of operations of acquired hotel properties are included in the accompanying consolidated statements of operations since their respective dates of acquisition.

Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans using the effective interest method. Upon repayment of, or in conjunction with a material change in the terms of, the underlying debt agreement, remaining unamortized costs are charged to earnings. During the years ended December 31, 2013 and 2012, approximately $11.7 million and $34.4 million of unamortized deferred financing costs, primarily related to the prepayment of mortgage and mezzanine loans, were charged to earnings and are included in interest expense in the accompanying consolidated and statements of operations. Amortization of deferred financing costs unrelated to the prepayment of mortgage and mezzanine loans, which is also included in interest expense in the accompanying consolidated statements of operations, was approximately $12.3 million, $11.0 million and $10.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Revenue Recognition—Subsequent to the Pre-IPO Transactions, ESH REIT’s primary source of revenue is derived from contractual lease obligations. ESH REIT records rental revenue on a straight-line basis as it is earned during the lease term. As of December 31, 2013, deferred rent receivable on the accompanying consolidated balance sheet represents the cumulative difference between straight-line rental revenue and rental revenue that is contractually due from lessees. This amount, approximately $3.6 million as of December 31, 2013, is expected to be received in cash by October 2018. With respect to contingent rental revenue, specifically percentage rental revenue related to lessee hotel revenue, rental revenue is recognized once services have been rendered (i.e., percentage rental revenue thresholds have been achieved) and such amounts are fixed and determinable.

Prior to the Pre-IPO Transactions, ESH REIT’s primary source of revenues was hotel room revenues. Hotel room revenues and other hotel revenues were recognized when services were provided. Amounts paid in advance by customers were recorded as deferred revenues and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Other hotel revenues primarily consisted of revenues derived from guest laundry, pet fees, internet fees, additional housekeeping, telephone and other miscellaneous fees or services. Occupancy, hotel and sales taxes collected from customers and remitted to the taxing authorities were excluded from revenues.

Accounts Receivable and Allowance for Doubtful Accounts— Subsequent to the Pre-IPO Transactions, ESH REIT has no non-lease related accounts receivable and therefore, no allowance for doubtful accounts. Prior to the Pre-IPO Transactions, provision for doubtful accounts was made when collection of receivables was considered doubtful. Balances were considered past due when payment was not received by the contractual due date. When management determined that receivables were uncollectible, they were written off against the allowance for doubtful accounts.

Advertising Costs—Advertising costs are expensed as incurred. Internet advertising costs are included in hotel operating expenses and all other advertising costs are included in general and administrative expenses. For the years ended December 31, 2013 and 2012, advertising costs were approximately $26.3 million and $25.2 million, approximately $16.9 million and $15.2 million of which are classified in hotel operating expenses and approximately $9.4 million and $10.0 million of which are classified in general and administrative expenses, respectively. For the year ended December 31, 2011, advertising costs were approximately $7.7 million and were classified in hotel operating expenses in the accompanying consolidated statements of operations.

Operating Leases—Operating lease expense is recognized on a straight-line basis over the terms of the related leases.

Fair Value of Financial Instruments—U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:

Level 1—Observable inputs, such as quoted prices in active markets at the measurement date for identical assets or liabilities

Level 2—Significant inputs that are observable, directly or indirectly, such as other quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3—Significant unobservable inputs for which there is little to no market data and for which ESH REIT makes its own assumptions about how market participants would price the asset or liability

Fair value is defined as the price that would be received when selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest-level input significant to the fair value measurement in its entirety. ESH REIT’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

ESH REIT’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, mortgage and mezzanine loans and ESH REIT’s revolving credit facility. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and ESH REIT’s revolving credit facility are representative of their fair value due to the short-term nature or frequent settlement of these instruments. The fair value of mortgage and mezzanine loans was determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the ESH REIT’s current mortgage and mezzanine loans or quoted market prices, when available (see Note 7).

Derivative Instruments—Derivative instruments, including certain derivative instruments embedded in other contracts, are recorded in the accompanying consolidated balance sheets as either assets or liabilities measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. ESH REIT does not enter into derivative financial instruments for trading or speculative purposes.

Insurance Reserves— The Operating Lessees, which were subsidiaries of ESH REIT prior to the Pre-IPO Transactions, utilize high-deductible insurance programs for general liability claims. HVM, a variable interest entity which was consolidated with ESH REIT prior to the Pre-IPO Transactions, and ESA Management, which is a subsidiary of the Corporation subsequent to the Pre-IPO Transactions, also utilize high deductible insurance programs for workers’ compensation and health insurance claims. Such retained losses require estimates in determining the liability for claims arising under these programs. Workers’ compensation, general liability and health insurance liabilities are estimated using independent actuarial evaluations based on historical and projected claims and medical cost trends. As of December 31, 2013 and 2012, approximately $0 and $13.9 million, respectively, of liabilities for such high-deductible insurance programs are included in accounts payable and accrued liabilities in ESH REIT’s accompanying consolidated balance sheets.

Variable Interest Entity—Prior to the Pre-IPO Transactions, ESH REIT held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 11). ESH REIT’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of ESH REIT and ESH REIT’s assets could not be used to settle obligations of HVM. For the period from January 1, 2013 through the Pre-IPO Transactions and the years ended December 31, 2012 and 2011, ESH REIT represented approximately 99%, 97% and 97%, respectively, of the business conducted by HVM. ESH REIT concluded that it was the primary beneficiary of HVM and, as a result, has consolidated the financial position, results of operations, comprehensive income, and cash flows of HVM for periods prior to the Pre-IPO Transactions. Since ESH REIT had no equity interest in HVM, the results of operations and members’ capital of HVM are reported as noncontrolling interests in the accompanying consolidated financial statements for periods through the Pre-IPO Transactions. Subsequent to the Pre-IPO Transactions, HVM no longer meets the definition of a variable interest entity.

HVM provided hotel management and administrative services, including the supervision, direction, and control of the operations, management, and promotion of the hotel properties in a manner associated with extended-stay hotels of similar size, type, or usage in similar locations. See summarized financial information of HVM in Note 11.

Income Taxes—ESH REIT has elected to be taxed as and expects to continue to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is generally not subject to federal income tax on its separately filed federal tax return as long as the REIT complies with various requirements to maintain its status, including the distribution of at least 90% of its taxable income, excluding capital gains. During 2013, consistent with prior years, ESH REIT distributed 100% or more of its taxable income and therefore incurred no federal income tax. Beginning in 2014, ESH REIT intends to distribute 95% of its taxable income and therefore will incur federal and state income tax on the taxable income not distributed. ESH REIT may be subject to certain additional state and local income taxes where REIT status is not recognized.

Prior to the Pre-IPO Transactions, the Operating Lessees, which were subsidiaries of ESH REIT, elected to be treated as taxable REIT subsidiaries. As such, the Operating Lessees were generally subject to federal, state, local, and/or foreign income taxes on their separate tax returns. The Operating Lessees recognized deferred tax assets and liabilities using the asset and liability method. Valuation allowances were provided if, based upon the weight of available evidence, it was more likely than not that some or all of the deferred tax assets would not be realized in future periods. The realization of deferred tax assets is primarily dependent on estimated future taxable income. A change in the estimate of future taxable income may require an addition to, or a reduction of, the valuation allowance.

Also prior to the Pre-IPO Transactions, HVM’s operating results were reportable by its members or members of their ultimate parent. Thus, income taxes were not recognized for HVM prior to the Pre-IPO Transactions in ESH REIT’s consolidated financial statements. HVM was also subject to state and local taxes in certain jurisdictions.

Foreign Currency Translation—The financial statements of certain of ESH REIT’s subsidiaries and its investments therein are maintained in their functional currency, the Canadian dollar (“C$”), and their income and expenses are translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities related to ESH REIT’s Canadian investments are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated foreign currency translation in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in the determination of income from operations. Foreign currency transaction losses of $0.1 million, $0.1 million and $0.2 million are included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

Comprehensive Income—Comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments. Comprehensive income is presented in the accompanying consolidated statements of comprehensive income, and accumulated foreign currency translation is displayed as a separate component of consolidated equity.

Equity-Based Compensation— As of December 31, 2013, ESH REIT maintains a Long-Term Incentive Plan (“LTIP”) under which ESH REIT may issue awards to eligible employees or directors consisting of restricted stock (i.e., Paired Share) awards, restricted stock (i.e., Paired Share) units or other share-based awards. ESH REIT classifies equity-based awards granted in exchange for employee services as either equity awards or as liability awards. The classification of restricted stock awards or restricted stock units either as an equity award or a liability award is based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all restricted stock awards or restricted stock units, less estimated forfeitures, is recognized over the period during which an employee or director is required to provide services in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees or directors do not render the requisite services.

ESH REIT recognizes costs related to equity-based payment awards over their vesting periods. The fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the grant date. A portion of the grant date fair value is allocated to a share of common stock of the Corporation and a portion of the grant date fair value is allocated to a share of Class B common stock of ESH REIT. ESH REIT is required to compensate the Corporation, generally in cash, for its issuance of its component of the Paired Share for the fair market value at the time of settlement. ESH REIT will have to pay more or less for a share of the Corporation common stock than it would have otherwise paid at the time of grant as the result of regular market changes in the value of a Paired Share between the time of grant and the time of settlement.

Although share-based compensation expense is recognized based on the closing price of a Paired Share on the grant date, the expense related to the portion of the grant date fair value with respect to a share of common stock of the Corporation is recorded as a payable due to the Corporation. Expense related to the portion of the grant date fair value with respect to a share of Class B common stock of ESH REIT is recorded as an increase to additional paid in capital within ESH REIT’s consolidated shareholders’ equity. An increase in the value allocated to a share of common stock of the Corporation due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as a distribution to the Corporation. A decrease in the value allocated to a share of common stock of the Corporation due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as additional paid in capital from the Corporation.

The Corporation also maintains an LTIP and accounts for awards issued under its LTIP in a manner similar to that of ESH REIT. For all LTIP awards granted by the Corporation after the Pre-IPO Transactions, ESH REIT will receive compensation for the fair value of the Class B shares on the date of issuance of such Class B shares by ESH REIT. As prescribed by the services agreement described in Notes 11 and 12, ESH REIT and its subsidiaries reimburse the Corporation for expenses related to applicable employees or directors that participate in the Corporation’s LTIP. Such charges are included in general and administrative expenses in the accompanying consolidated statements of operations.

Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan as further described in Note 15. Equity-based compensation related to this plan is recorded as general and administrative expense in the accompanying consolidated statements of operations due to the fact that HVM was a consolidated variable interest entity.

Segments—ESH REIT’s hotel operations represent a single operating segment based on the way ESH REIT manages its business. ESH REIT’s hotels provide similar services, use similar processes to sell those services and sell their services to similar classes of customers. The amounts of long-lived assets and net sales outside the U.S. are not significant for any of the periods presented.

Recently Issued Accounting Standards

Income Taxes —In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. ESH REIT is currently evaluating the impact of adopting the updated accounting standard, but it does not expect the adoption to have a material effect on ESH REIT’s consolidated financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013, and shall be applied prospectively. ESH REIT is currently evaluating the impact of adopting the updated accounting standard, but it does not expect the adoption to have a material effect on ESH REIT’s consolidated financial statements.

Other Comprehensive Income—In February 2013, the FASB issued guidance requiring companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on ESH REIT’s accompanying consolidated financial statements.

In June 2011, the FASB issued guidance eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ESH REIT adopted this new accounting guidance on January 1, 2012, and added an additional financial statement, a consolidated statement of comprehensive income, to display comprehensive income in its consolidated financial statements for all periods presented to comply with this guidance.

Goodwill—In September 2011, the FASB issued guidance that permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative goodwill impairment test is not required. ESH REIT adopted this accounting guidance during the fourth quarter of 2011 and used the qualitative assessment for its impairment analysis for goodwill in 2013, 2012 and 2011. The adoption of this guidance did not have a material impact on ESH REIT’s accompanying consolidated financial statements.

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted average number of shares of ESH REIT’s Class A and Class B unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of ESH REIT’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity-based awards issued under long-term incentive plans.

As discussed in Note 1, in November 2013, ESH REIT completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of ESH REIT had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share reflect ESH REIT’s capitalization as of December 31, 2013 for all periods presented.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Numerator:
Class A:
Net income available to common shareholders—basic	$55,046	$10,262	$25,268
Net loss available to controlling interests assuming conversion	(166)	(53)	(167)

Net income available to common shareholders—diluted	$54,880	$10,209	$25,101
Class B:
Net income available to common shareholders—basic	$44,690	$8,257	$20,263
Net income available to controlling interests assuming conversion	166	53	167

Net income available to common shareholders—diluted	$44,856	$8,310	$20,430
Denominator:
Class A:
Weighted average number of shares outstanding—basic and diluted	213,759	207,553	206,327
Class B:
Weighted average number of shares outstanding—basic	174,894	169,816	168,813
Dilutive securities	1,374	1,980	2,532

Weighted average number of shares outstanding—diluted	176,268	171,796	171,345

Basic net income per share—Class A	$0.26	$0.05	$0.12

Diluted net income per share—Class A	$0.26	$0.05	$0.12

Basic net income per share—Class B	$0.26	$0.05	$0.12

Diluted net income per share—Class B	$0.25	$0.05	$0.12

4. ACQUISITIONS

2013 LVP Acquisition – On December 31, 2013, ESH REIT acquired the assets and assumed the liabilities of two hotels from LVP Acquisition Corporation for cash consideration of approximately $16.5 million. The acquisition was accounted for as a business combination in accordance with FASB Accounting Standards Codification 805, Business Combinations, which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values. The vast majority of the purchase price was allocated to property and equipment.

2012 HFI Acquisition—On December 13, 2012, ESH REIT acquired the assets and assumed the liabilities of 17 hotels from HFI Acquisitions Company LLC for cash consideration of approximately $131.8 million. The acquisition was accounted for as a business combination in accordance with FASB Accounting Standards Codification 805, Business Combinations.

The consideration transferred to acquire the 17 HFI hotels, which HVM previously managed, and the purchase price allocation among the assets acquired and liabilities assumed is as follows (in thousands):

	Amount	Estimated Useful Life
Land and site improvements	$61,686	5–11 years
Building and improvements	59,547	19–40 years
Furniture, fixtures and equipment	10,598	3–10 years
Other assets and liabilities—net	(41)

Total purchase price	$131,790

The following table sets forth room revenues, other hotel revenues, hotel operating expenses, depreciation and amortization, interest expense and net income assuming the 17 HFI hotels had been acquired on January 1, 2011 (in thousands and unaudited):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Room revenues	$1,014,335	$942,069
Other hotel revenues	17,266	19,135
Hotel operating expenses	506,399	476,293
Depreciation and amortization	136,386	127,120
Interest expense	264,691	219,867
Net income	24,603	49,117

The 17 HFI acquired hotels contributed total revenues of approximately $26.6 million and income from operations of approximately $13.2 million for the year ended December 31, 2013, as compared to total revenues of approximately $1.3 million and income from operations of approximately $0.6 million for the period from December 13, 2012 through December 31, 2012.

Acquisition related expenses—Legal, professional and other fees and costs directly related to the acquisitions described above totaled approximately $0.2 million and $1.7 million for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011 acquisition expenses related to an acquisition completed in 2010 totaled approximately $0.6 million. These costs are recorded in acquisition transaction expenses in the accompanying consolidated statements of operations.

5. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of December 31, 2013 and 2012, consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Hotel properties:
Land and site improvements	$1,347,170	$1,325,970
Building and improvements	2,839,452	2,773,117
Furniture, fixtures and equipment	357,975	271,547

Total hotel properties	4,544,597	4,370,634
Corporate furniture, fixtures and equipment	—	13,509
Undeveloped land parcel	1,821	1,821

Total cost	4,546,418	4,385,964

Less accumulated depreciation:
Hotel properties	(426,479)	(265,401)
Corporate furniture, fixtures and equipment	—	(9,941)

Total accumulated depreciation	(426,479)	(275,342)

Property and equipment—net	$4,119,939	$4,110,622

Substantially all of the hotel properties (680 out of 684 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (see Note 7).

During the years ended December 31, 2013 and 2012, ESH REIT, using Level 3 unobservable inputs, recognized impairment charges of approximately $3.3 million and $1.4 million, respectively, in the accompanying consolidated statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on the Company’s historical data and experience, third-party appraisals, industry projections and micro and macro general economic condition projections.

ESH REIT’s office building was sold to a third party on December 29, 2011 for $12.0 million, resulting in net proceeds of approximately $11.6 million and the recognition of a loss on sale of approximately $1.6 million, which is included in restructuring expenses in the accompanying consolidated statement of operations for the year ended December 31, 2011 (see Note 14).

6. INTANGIBLE ASSETS AND GOODWILL

Subsequent to the Pre-IPO Transactions and as of December 31, 2013, ESH REIT had approximately $54.3 million of goodwill and no other intangible assets. In connection with the transfer of the Operating Lessees to the Corporation as part of the Pre-IPO Transactions, ESH REIT transferred approximately $1.3 million in goodwill.

As of December 31, 2012, ESH REIT had definite-lived intangible assets related to the Operating Lessees and goodwill, which consisted of the following:

	December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(2,990)	$23,810
Customer email database	5 years	170	(76)	94

Total intangible assets		26,970	(3,066)	23,904
Goodwill		55,633	—	55,633

Total definite-lived intangible assets and goodwill		$82,603	$(3,066)	$79,537

7. DEBT

Summary—ESH REIT’s outstanding debt as of December 31, 2013 and 2012, is as follows (in thousands):

	December 31, 2013	December 31, 2012
Mortgage loans	$2,519,843	$2,525,708
Mezzanine loans	365,000	1,080,000
Revolving credit facility	20,000	—

Total debt	$2,904,843	$3,605,708

During the years ended December 31, 2013 and 2012, the following transactions occurred (in thousands):

	December 31, 2013	December 31, 2012
Debt—beginning of year	$3,605,708	$2,680,219
Additions:
Proceeds from mortgage loans	—	2,520,000
Proceeds from mezzanine loans	—	1,080,000
Proceeds from credit facility	20,000	—
Deductions:
Payments on mortgage loans	(5,865)	(1,974,511)
Payments on mezzanine loans	(715,000)	(700,000)

Debt—end of year	$2,904,843	$3,605,708

ESH REIT’s debt as of December 31, 2013 and 2012, consisted of the following (in thousands):

Loan	Stated Amount	Outstanding Principal— December 31, 2013	Outstanding Principal— December 31, 2012	Stated Interest Rate(2)	Interest Rate— December 31, 2013(4)	Interest Rate— December 31, 2012	Maturity Date		Amortization
Mortgage loans:
2012 Mortgage Loan:
Component A	$350,000	$349,843	$350,000	LIBOR(1) + 2.0547%	2.2227%	2.2687%	12/1/2014	(3)	Interest only
Component B	350,000	350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
Component C	1,820,000	1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Assumed Mortgage Loan	6,250	—	5,708	Greater of LIBOR(1) + 4.0% or 5.0%	N/A	5.00%	10/8/2014		Amortizing
Mezzanine loans:
2012 Mezzanine A Loan	500,000	168,981	500,000	8.25%	8.25%	8.25%	12/1/2019		Interest only

Loan	Stated Amount	Outstanding Principal— December 31, 2013	Outstanding Principal— December 31, 2012	Stated Interest Rate(2)	Interest Rate— December 31, 2013(4)	Interest Rate— December 31, 2012	Maturity Date	Amortization
2012 Mezzanine B Loan	330,000	111,528	330,000	9.625%	9.625%	9.625%	12/1/2019	Interest only
2012 Mezzanine C Loan	250,000	84,491	250,000	11.50%	11.50%	11.50%	12/1/2019	Interest only
Other debt:
ESH REIT Revolving Credit Facility	250,000	20,000	N/A	LIBOR(1) + 3.0%	3.1646%	N/A	11/18/2016	Interest only

Total		$2,904,843	$3,605,708

(1)	London Interbank Offering Rate.
(2)	ESH REIT is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount and maturity date the same as those of 2012 Mortgage Loan Component A.
(3)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods, subject to limited conditions.
(4)	ESH REIT’s weighted-average interest rate for the years ended December 31, 2013 and 2012 was approximately 5.46% and 5.43%, respectively.

In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. Repayment consisted of approximately $331.0 million of the 2012 Mezzanine A Loan, approximately $218.5 million of the 2012 Mezzanine B Loan and approximately $165.5 million of the 2012 Mezzanine C Loan. Prior to the partial repayment of the 2012 Mezzanine Loans, interest only payments of approximately $8.5 million were due on the first day of each calendar month. Subsequent to the partial repayment of the 2012 Mezzanine Loans, interest only payments of approximately $2.9 million are due on the first day of each calendar month.

During 2013, ESH REIT incurred approximately $25.2 million of debt extinguishment and other costs in connection with the mezzanine loan prepayments, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $10.9 million and other costs of approximately $0.9 million. Debt extinguishment costs are included as a component of interest expense in the accompanying consolidated statements of operations.

On November 30, 2012, ESH REIT refinanced its then-outstanding mortgage and mezzanine loans of approximately $2.7 billion. ESH REIT entered into new mortgage and mezzanine loans totaling $3.6 billion and one of its subsidiaries entered into an unsecured revolving credit facility of $100.0 million. ESH REIT used the proceeds from the new mortgage and mezzanine loans to pay the outstanding principal and interest balances on the then-outstanding mortgage and mezzanine loans of approximately $2.7 billion, prepayment penalties and other costs of approximately $10.7 million, deferred financing costs of approximately $64.6 million, establish new escrows of approximately $124.3 million, and distributed approximately $723.2 million to the Sponsors. ESH REIT’s monthly debt service obligation totaled approximately $18.5 million and $16.3 million prior to and subsequent to the debt refinancing, respectively.

During 2012, ESH REIT incurred approximately $45.1 million of debt extinguishment and other costs in connection with the 2012 debt refinancing, composed of prepayment penalties of approximately $10.5 million, the write-off of unamortized deferred financing costs related to the old mortgage and mezzanine loans of approximately $34.4 million and other costs of approximately $0.2 million. Debt extinguishment costs are included as a component of interest expense in the accompanying consolidated statement of operations.

Mortgage Loans

2012 Mortgage Loan—On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). The 2012 Mortgage Loan requires interest-only payments of approximately $7.8 million due on the first day of each calendar month.

Up to $367.5 million ($52.5 million of Component A, $157.5 million of Component B, and $157.5 million of Component C of the 2012 Mortgage Loan) may be voluntarily prepaid at any time without incurring a prepayment premium or penalty. ESH REIT could prepay Component A for a premium of 3.0% of the amount greater than $52.5 million from July 2, 2013 through January 1, 2014, and 1.0% from January 2, 2014 through July 1, 2014. After July 1, 2014, Component A may be prepaid without incurring a prepayment premium or penalty. Through January 1, 2015, Component B prepayments greater than $157.5 million will incur a yield maintenance premium of the greater of (i) 1.0% of the outstanding principal balance of Component B and (ii) the excess of the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of Component B being prepaid, over the principal amount being prepaid. After January 1, 2015, Component B may be prepaid without incurring a prepayment penalty or premium. Through January 1, 2016, Component C prepayments greater than $157.5 million will incur a yield maintenance premium of the greater of (i) 1.0% of the outstanding principal balance of Component C and (ii) the excess of the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of Component C being prepaid, over the principal amount being prepaid. After January 1, 2016, Component C may be prepaid without incurring a prepayment penalty or premium.

Substantially all of ESH REIT’s hotel properties (680 of 684 hotel properties) serve as collateral for the 2012 Mortgage Loan. Under certain limited circumstances, losses related to the 2012 Mortgage Loan and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $252.0 million.

The occurrence of a Mortgage Loan Event of Default, a Mezzanine Loan Default, a Debt Yield Trigger Event (a Debt Yield, as defined, less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of December 31, 2013, none of these events had occurred.

All receipts from the 680 mortgaged properties are required to be deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement, mezzanine loan agreements and cash management agreements and are therefore classified as restricted cash. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, property taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage and mezzanine debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

2010 Mortgage Loan—On October 8, 2010, (the “Acquisition Date”) ESH REIT entered into a $2.0 billion mortgage loan secured by 663 hotel properties (the “2010 Mortgage Loan”). The 2010 Mortgage Loan required constant monthly payments of $12.2 million due on the first day of each calendar month, consisting of principal amortization and interest . The 2010 Mortgage Loan was set to mature on November 1, 2015; however, ESH REIT prepaid the mortgage loan on November 30, 2012, without premium or penalty. In addition to 663 hotel properties, an undeveloped land parcel, trademarks and trademark license agreements owned by ESH Strategies, and the ownership of certain subsidiaries served as collateral for the 2010 Mortgage Loan. Under limited circumstances, losses related to the 2010 Mortgage Loan were guaranteed by certain of the Sponsors’ investment funds up to an aggregate of $200.0 million.

The occurrence of a Mortgage Loan Event of Default, a Mezzanine Loan Default, a Debt Service Coverage Ratio, as defined, below 1.20, or a bankruptcy or certain other liquidity events of one of the Sponsors’ guarantors would trigger a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) were fully funded, was held by the loan service agent as additional collateral for the 2010 Mortgage Loan. As of the date of the refinancing, none of these events had occurred.

Assumed Mortgage Loan—Two of ESH REIT’s hotel properties were subject to a mortgage loan that was assumed on the Acquisition Date when the hotels were acquired (the “Assumed Mortgage Loan”). The assumed mortgage loan was secured by the two hotel properties. On October 23, 2013, ESH REIT prepaid the assumed mortgage loan, which had an outstanding principal balance of approximately $5.5 million.

Mezzanine Loans

2012 Mezzanine Loans— On November 30, 2012, ESH REIT entered into three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). Interest-only payments for the 2012 Mezzanine Loans total approximately $8.5 million and $2.9 million prior to and subsequent to the partial debt repayment, respectively, and are due on the first day of each calendar month. Each of the 2012 Mezzanine Loans are subject to similar CMA requirements and loan covenants generally as described above for the 2012 Mortgage Loan.

Up to $75.0 million of the Mezzanine A loan, $49.5 million of the Mezzanine B loan, and $37.5 million of the Mezzanine C loan could be voluntarily prepaid between December 1, 2012 and June 1, 2013, without prepayment premium or penalty. Up to an aggregate of $125.0 million of the Mezzanine A loan, $82.5 million of the Mezzanine B loan, and $62.5 million of the Mezzanine C loan (collectively, the Free Prepayment Amount) could be voluntarily prepaid without incurring prepayment premium or penalty between June 1, 2013 and December 1, 2013. The Free Prepayment Amount, which totaled $270.0 million, was voluntarily prepaid on November 26, 2013, as part of the fourth quarter 2012 Mezzanine Loan partial prepayment discussed above. After December 1, 2013, and through June 1, 2014, the prepayment amount will incur a 3.0% prepayment premium. On December 27, 2013, ESH REIT prepaid $445.0 million and incurred a prepayment penalty of approximately $13.4 million. After June 1, 2014, and through December 1, 2014, the prepayment amount will incur a 1.0% prepayment premium. The 2012 Mezzanine Loans may be prepaid in whole or in part after December 1, 2014, without prepayment premium or penalty. Voluntary prepayment of the 2012 Mezzanine Loans may be made without an obligation of the 2012 Mortgage Loan borrowers to make a corresponding prepayment on the 2012 Mortgage Loan. However, prepaying one of the 2012 Mezzanine Loans creates an obligation of the other 2012 Mezzanine Loan borrowers to make corresponding pro rata prepayments on their respective mezzanine loans.

Under certain limited circumstances, losses related to the 2012 Mezzanine Loans and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $108.0 million.

2010 Mezzanine Loans—On the Acquisition Date, ESH REIT entered into mezzanine loans totaling $700.0 million, consisting of $350.0 million of senior mezzanine debt that bore interest at 9.75% and $350.0 million of junior mezzanine debt that bore interest at 12.0% (the “2010 Mezzanine Loans”). Interest-only payments totaling approximately $6.3 million were due monthly on the first day of each calendar month. The 2010 Mezzanine Loans would have matured on November 1, 2015, with all outstanding principal and unpaid interest due on that date; however, on November 30, 2012, ESH REIT voluntarily prepaid the 2010 Mezzanine Loans and incurred a prepayment premium of $10.5 million.

ESH Strategies fully guaranteed the junior mezzanine principal and interest and pledged its ownership interests in certain of its subsidiaries as security. Under limited circumstances, losses related to the 2010 Mezzanine Loans were guaranteed by certain of the Sponsors’ investment funds up to an aggregate of $25.0 million.

Revolving Credit Facilities

ESH REIT Revolving Credit Facility – On November 18, 2013, ESH REIT entered into a revolving credit facility of $250.0 million. Subject to the satisfaction of certain criteria, ESH REIT will be able to request to increase the facility to an amount up to $350.0 million. The facility provides for the issuance of up to $50.0 million letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016. As of December 31, 2013, ESH REIT had no letters of credit outstanding under this credit facility, the outstanding balance drawn was $20.0 million and the amount of borrowing capacity available was $230.0 million. ESH REIT incurred approximately $0.1 million of fees in connection with the ESH REIT revolving credit facility, which are included as a component of interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

In order to avoid a Trigger Event, as defined, the revolving credit facility requires a Debt Yield, as defined, of at least 11.0% (with the requirement increasing to 11.5% on and after November 18, 2014), and a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1 (with the requirement decreasing to no more than 9.0 to 1 over the life of the facility). The occurrence of a Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of December 31, 2013, none of these events had occurred.

Extended Stay LLC Revolving Credit Facility—On November 30, 2012, Extended Stay LLC, a subsidiary of ESH REIT, entered into a revolving credit facility of $100.0 million. Extended Stay LLC incurred a fee of 0.5% on the undrawn revolver balance due on the first day of each calendar quarter. Extended Stay LLC incurred approximately $0.9 million of fees in connection with the Extended Stay LLC revolving credit facility, which are included as a component of interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

On November 18, 2013, the Extended Stay LLC revolving credit facility terminated in connection with the Offering and ESH REIT wrote off approximately $0.7 million in unamortized deferred financing costs, which are included as a component of interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

Interest Expense— The components of interest expense for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Contractual interest	$194,980	$201,518	$201,976
Amortization of deferred financing costs	12,345	10,988	10,428
Debt extinguishment and other costs	26,933	45,150	70

Total	$234,258	$257,656	$212,474

Future Maturities of Debt—The future maturities of debt as of December 31, 2013, are as follows (in thousands):

Years Ending December 31
2014	$349,843	(1)
2015	—
2016	20,000
2017	350,000
2018	—
Thereafter	2,185,000

Total	$2,904,843

(1)	Debt maturity includes three one-year extension options, subject to limited conditions. The December 2014 and 2015 extension conditions include providing an adequate extension notice period, the extension or renewal of the interest rate cap and having none of the borrowing entities be in default, as defined. The 2016 extension conditions include the conditions for the 2014 and 2015 extensions, as well as the requirement of a specified minimum Debt Yield.

Fair Value of Debt—As of December 31, 2013 and 2012, the estimated fair value of ESH REIT’s mortgage and mezzanine loans was approximately $2.8 billion and $3.6 billion, respectively. The estimated fair values of mortgage and mezzanine loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s current mortgage and mezzanine loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

8. INCOME TAXES

Income before income tax (benefit) expense for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
U.S.	$97,878	$21,384	$51,398
Canada	1,712	3,326	2,245

Total	$99,590	$24,710	$53,643

The components of the income tax (benefit) expense for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Federal (including foreign):
Current	$3,520	$1,583	$7,317
Deferred	(6,666)	1,719	(2,262)
State:
Current	3,044	672	2,232
Deferred	(774)	668	(237)

Total	$(876)	$4,642	$7,050

The differences between the income tax (benefit) expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Tax at statutory rate	$34,857	35.0%	$8,649	35.0%	$18,775	35.0%
State income tax—net	910	0.9	996	4.0	1,330	2.5
Foreign income tax rate differential	162	0.2	269	1.1	327	0.6

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Nondeductible (nontaxable):
REIT income	(33,798)	(34.0)	(6,632)	(26.8)	(15,271)	(28.5)
Pass-through entity income	(255)	(0.3)	(542)	(2.2)	(371)	(0.7)
Change in expected distribution policy	(5,561)	(5.6)	—	—	—	—
Equity-based compensation	1,865	1.9	2,100	8.5	—	—
Other permanent differences	1,294	1.3	121	0.5	1,757	3.3
Other—net	(516)	(0.5)	(340)	(1.4)	72	0.1
Valuation allowance	166	0.2	21	0.1	431	0.8

Income tax (benefit) expense —net	$(876)	(0.9)%	$4,642	18.8%	$7,050	13.1%

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012, consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$7,851	$1,089
Accruals and allowances	36	2,387
Intangible assets	101	268
Impairment and other	66	62

Total deferred tax assets	8,054	3,806
Valuation allowance	—	(577)

Net deferred tax assets	8,054	3,229
Deferred tax liabilities:
Intangible assets	—	(7,469)
Prepaid expenses	(31)	(790)
Depreciable property	(4,806)	(3,819)
Other	(10)	—

Total net deferred tax assets (liabilities)	$3,207	$(8,849)

ESH REIT has elected to be taxed and expects to continue to qualify as a REIT under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions and may be subject to federal income and excise taxes on undistributed income.

While ESH REIT has historically distributed 100% of its taxable income, beginning in 2014, it intends to distribute 95% of its taxable income. Accordingly, ESH REIT will be subject to income taxes on approximately 5% of its taxable income. As a result, deferred tax balances have been adjusted during the year to reflect that an estimated 5% of ESH REIT’s future taxable income will be subject to tax. This change in distribution policy resulted in the recognition of a deferred tax asset during 2013 of approximately $7.8 million related to ESH REIT’s net operating loss carryforwards that existed as of December 31, 2012. These net operating losses expire in 2032. In addition, net deferred tax liabilities of $1.2 million were recorded during 2013 related to temporary differences that will now be expected to be included in taxable income in the future.

ESH REIT had taxable income before a REIT dividend of approximately $192.1 million for the year ended December 31, 2013, a taxable loss for the year ended December 31, 2012 and taxable income before a REIT dividend of approximately $50.2 million for the year ended December 31, 2011. In 2013, ESH REIT made approximately $239.8 million in distributions to its shareholders, which consisted of a cash dividend of approximately $78.4 million and a dividend of property of approximately $161.4 million. The total amount of the 2013 distributions was considered a taxable dividend. In 2012, ESH REIT made $826.2 million in distributions to its shareholders. Approximately $45.1 million of this amount was considered a taxable dividend and the balance was considered a return of capital for tax purposes. In 2011, ESH REIT distributed $26.1 million as a cash dividend, which was considered a taxable distribution to members, and $24.1 million, which was filed as a consent dividend to meet REIT requirements.

As of December 31, 2013, the book basis of ESH REIT’s assets was approximately $63.7 million greater than the tax basis of its assets.

As of December 31, 2012, ESH REIT recorded a valuation allowance related to the net operating loss carryforwards of its Canadian Operating Lessee subsidiary. ESH REIT concluded that, in light of available evidence, it was more likely than not that these net operating loss carryforwards would not be realized.

ESH REIT evaluates its open tax positions using the criteria established by FASB ASC 740, “Income Taxes.” ESH REIT has concluded that it has not taken any tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. ESH REIT’s income tax returns for the years 2010 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

9. QUARTERLY RESULTS (Unaudited)

Below includes quarterly financial data for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013		2012
Total revenues	$256,846	$223,093	$293,650	$256,443	$313,701	$281,397	$208,342		$250,584

Income from operations	65,976	54,194	91,465	76,223	99,160	88,796	76,618	(1)	62,846

Net income (loss)	13,225	1,251	36,832	19,963	45,703	32,568	4,706	(2)	(33,714	)(3)

Net (income) loss attributable to noncontrolling interests	(471)	(293)	33	527	(422)	(141)	130		(1,642)

Net income attributable to common shareholders or members	12,754	958	36,865	20,490	45,281	32,427	4,836		(35,356)

Basic net income per share -Class A(4)	$0.03	$0.00	$0.10	$0.05	$0.12	$0.09	$0.01		$(0.09)

Diluted net income per share-Class A(4)	$0.03	$0.00	$0.10	$0.05	$0.12	$0.08	$0.01		$(0.09)

Basic net income per share-Class B(4)	$0.03	$0.00	$0.10	$0.05	$0.12	$0.09	$0.01		$(0.09)

Diluted net income per share-Class B(4)	$0.03	$0.00	$0.10	$0.05	$0.12	$0.09	$0.01		$(0.09)

(1)	Includes a charge of approximately $2.3 million related to incremental compensation cost associated with modification of equity-based awards.
(2)	Includes charges of: (1) approximately $2.3 million related to incremental compensation cost associated with modification of equity-based awards, and (2) approximately $25.2 million related to the write-off of unamortized deferred financing costs and loan prepayment penalties and related costs.
(3)	Includes a charge of approximately $45.1 million related to the write-off of unamortized deferred financing costs and loan prepayment penalties and related costs.
(4)	The sum of basic net income per share and diluted net income per share for the four quarters may differ from the annual basic net income per share and annual diluted net income per share due to rounding.

10. EQUITY

Controlling Interests

ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which approximately 250.3 million shares were issued and outstanding as of December 31, 2013. All of the issued and outstanding shares of ESH REIT Class A common stock as of December 31, 2013 is held by the Corporation. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which approximately 204.8 million shares were issued and outstanding as of December 31, 2013.

ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2013. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, of which 125 shares of preferred stock were issued and outstanding as of December 31, 2013. The preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated but unpaid dividends and a redemption premium if redeemed prior to December 31, 2015. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated but unpaid dividends.

Prior to the Pre-IPO Transactions, ESH REIT had three classes of member interests authorized: preferred units (125 units authorized), common units (1,000 units authorized), and excess units (1,000 units authorized). All common units were issued to Holdings on the Acquisition Date, representing a capital investment of approximately $1.5 billion. These units were outstanding as of December 31, 2012. On January 3, 2011, ESH REIT issued all of the preferred units for consideration of $73,000, net of issuance costs. These units were outstanding as of December 31, 2012. Preferred units were entitled to a cumulative preferential cash distribution at the rate of 12.5% per annum on the $1,000 liquidation preference per unit and the liquidation preference amount upon dissolution or winding up of the affairs of ESH REIT. No excess units were issued or outstanding as of December 31, 2012.

Noncontrolling Interests

Prior to the Pre-IPO Transactions, noncontrolling interests consisted of all of the equity in HVM, a consolidated variable interest entity.

11. VARIABLE INTEREST ENTITY (HVM)

As discussed in Note 2, the financial position, results of operations, other comprehensive income and cash flows of HVM are consolidated in ESH REIT’s accompanying consolidated financial statements through the Pre-IPO Transactions. As part of the Pre-IPO Transactions, ESA Management acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; at that time, the existing management agreements were terminated. The following describes HVM’s financial activity prior to the Pre-IPO Transactions, including activity between HVM and ESH REIT, the majority of which is eliminated in consolidation.

Hotel Management Agreements with ESH REIT—On the Acquisition Date, ESH REIT’s hotel operating subsidiaries, the Operating Lessees, executed management agreements with HVM with respect to all of the hotels under lease. Under the terms of these agreements, HVM provided management services to the hotels, including supervision, direction, control of the operation, and management and promotion of the hotel properties in a manner consistent with extended stay hotels of similar size, type, or usage in similar locations.

The following table sets forth a summary of the fees provided under the hotel management agreements between HVM and the Operating Lessees through the Pre-IPO Transactions:

	Fees as Percentage of Revenue—First Threshold	First Revenue Threshold	Fees as Percentage of Revenue—Second Threshold	Second Revenue Threshold
U.S. 660 hotel operators	2.5%	Up to $500 million	0.5%	> $500 million
Canadian 3 hotel operators	2.5%	Up to C$12 million	0.5%	> C$12 million
U.S. 2 hotel operators under assumed mortgage loan	2.5%	Up to $1.8 million	0.5%	> $1.8 million
U.S. 17 hotel operators acquired in December 2012	8.0%	N/A	N/A	N/A

Excluding the agreements with the U.S. 17 hotel operators assumed by ESH REIT in December 2012, under each of these agreements, HVM was also reimbursed, without markup, for costs incurred by HVM for providing services for accounting, financial analysis, operations supervision, sales, revenue management, training, technology, marketing, advertising, reservation services and travel agent commissions.

Administrative Services Agreements with ESH REIT—On the Acquisition Date, ESH REIT executed a service agreement with HVM, whereby HVM provided services for certain administrative, legal, financial, accounting, and related services, including services related to property acquisitions and oversight and procurement of capital assets. Fees consisted of HVM’s cost of providing the services plus 6%. In connection with the Pre-IPO Transactions, the Corporation acquired the net assets of HVM; therefore, the administrative services agreement was terminated at that time.

Third Party Management Agreements—Through December 12, 2012, HVM managed 17 hotels for a third-party hotel owner-operator under a separate management agreement with each hotel. ESH REIT acquired these hotels on December 13, 2012 (see Note 4) and these management agreements were assumed by ESH REIT upon acquisition. In addition, HVM had two additional hotel management agreements to manage hotels owned by a third-party hotel owner-operator. ESH REIT acquired these hotels on December 31, 2013 (see Note 4).

The following tables set forth a summary of the hotel management fees, administrative services fees, G&A expense reimbursement fees, third party management fees and reimbursements to HVM for these activities for the period from January 1, 2013 through the Pre-IPO Transactions and each of the years ended December 31, 2012 and 2011 (in thousands). Where appropriate, such amounts have been eliminated in the accompanying consolidated financial statements.

	Period from January 1, 2013 through the Pre-IPO Transactions
	Management fees	Cost reimbursements	Administrative service fees	Total fees	On-site personnel reimbursement	Total fees
Hotel Management Agreements:
U.S. 660 hotel operators	$13,456	$40,466	$—	$53,922	$176,572	$230,494
Canadian hotel operators	101	176	—	277	2,630	2,907
U.S. 2 hotel operators under assumed mortgage loan	40	—	—	40	493	533

	Period from January 1, 2013 through the Pre-IPO Transactions
	Management fees	Cost reimbursements	Administrative service fees	Total fees	On-site personnel reimbursement	Total fees
U.S. 17 hotel operators acquired in December 2012	1,331	—	—	1,331	—	1,331
Administrative Services Agreements:
U.S. and Canadian 680 hotel owners	—	—	6,130	6,130	—	6,130
ESH Strategies	—	—	178	178	—	178
Third Party Management Agreements:
U.S. 2 third party hotel operators	295	—	—	295	640	935

	$15,223	$40,642	$6,308	$62,173	$180,335	$242,508

	Year Ended December 31, 2012
	Management fees	Cost reimbursements	Administrative service fees	Total fees	On-site personnel reimbursement	Total fees
Hotel Management Agreements:
U.S. 660 hotel operators	$14,852	$78,732	$—	$93,584	$197,315	$290,899
Canadian hotel operators	41	331	—	372	2,983	3,355
U.S. 2 hotel operators under assumed mortgage loan	46	—	—	46	561	607
U.S. 17 hotel operators acquired in December 2012(1)	78	—	—	78	270	348
Administrative Services Agreements:
U.S. and Canadian 680 hotel owners	—	—	6,745	6,745	—	6,745
ESH Strategies	—	—	357	357	—	357
Third Party Management Agreements:
U.S. 17 hotel operators acquired in December 2012(2)	2,354	—	—	2,354	5,807	8,161
U.S. 2 third party hotel operators	280	—	—	280	793	1,073

	$17,651	$79,063	$7,102	$103,816	$207,729	$311,545

(1)	Fees earned by HVM subsequent to ESH REIT’s acquisition of the 17 HFI hotels.
(2)	Fees earned by HVM prior to ESH REIT’s acquisition of the 17 HFI hotels.

	Year Ended December 31, 2011
	Management fees	Cost reimbursements	Administrative service fees	Total fees	On-site personnel reimbursements	Total fees
Hotel Management Agreements:
U.S. 660 hotel operators	$14,581	$62,391	$—	$76,972	$186,906	$263,878
Canadian hotel operators	59	245	—	304	2,847	3,151
U.S. 2 hotel operators under assumed mortgage loan	46	—	—	46	490	536
U.S. 17 hotel operators acquired in December 2012	—	—	—	—	—	—
Administrative Services Agreements:
U.S. and Canadian 680 hotel owners	—	—	4,313	4,313	—	4,313
ESH Strategies	—	—	424	424	—	424
Third Party Management Agreements:
U.S. 17 hotel operators acquired in December 2012(2)	2,341	—	—	2,341	5,697	8,038
U.S. 2 third party hotel operators	246	—	—	246	712	958

	$17,273	$62,636	$4,737	$84,646	$196,652	$281,298

Condensed Consolidated Financial Information—The condensed consolidated balance sheet of HVM as of December 31, 2012, was as follows (in thousands):

December 31, 2012
Assets:
Cash and cash equivalents	$3,004
Accounts receivable from the Company and related parties	34,277
Accounts receivable from third parties	157
Furniture, fixtures and equipment—net of accumulated depreciation of $9,941	3,568
Other assets	6,510

Total assets	$47,516

Liabilities and members’ equity:
Accounts payable and accrued liabilities	$44,359
Members’ equity	3,157

Total liabilities and members’ equity	$47,516

The condensed consolidated statements of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions and the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues:
Management fee revenues	$62,173	$103,816	$84,646
Reimbursement of payroll from managed properties	180,335	207,729	196,652

Total revenues	242,508	311,545	281,298

Operating expenses:
Hotel operating expenses	—	27,280	17,274
General and administrative expenses	58,049	65,795	54,956
Restructuring expenses	605	5,763	8,938
Managed property payroll expenses	180,335	207,729	196,652
Depreciation and amortization	1,300	1,429	1,100

Total operating expenses	240,289	307,996	278,920

Other income	120	68	60

Net income	$2,339	$3,617	$2,438

12. RELATED PARTY TRANSACTIONS

Subsequent to the Pre-IPO Transactions, ESA Management, a subsidiary of the Corporation, incurs costs under a services agreement with ESH REIT for certain overhead services performed on ESH REIT’s behalf. The services relate to executive management (including the Chief Executive Officer, the Chief Financial Officer and the Chief Legal Officer), accounting, financial analysis, training and technology. For the period from the Pre-IPO Transactions through December 31, 2013, ESH REIT incurred expenses of approximately $1.1 million related to these shared costs, which are included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2013.

ESH Strategies is the owner of the trademarks, “Extended Stay America, “Extended Stay Deluxe,” “Homestead Studio Suites,” “Studio Plus,” “Crossland,” “Extended Stay” and “Extended Stay Hotels” and prior to the Pre-IPO Transactions, licensed the use of the trademarks to ESH REIT’s subsidiaries, the Operating Lessees. The Operating Lessees licensed the trademarks under agreements with ESH Strategies, which provided for a trademark fee of 0.3% of revenues. Trademark fees under these agreements were approximately $3.0 million, $3.0 million and $2.8 million for the period from January 1, 2013 through the Pre-IPO Transactions, and for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2013, ESH REIT had an outstanding net receivable of approximately $25.8 million due from the Corporation and its subsidiaries, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 2013. This amount includes receivables due from the Corporation and its subsidiaries outstanding at the time of the Pre-IPO Transactions, which accrue interest at 5.0% per annum, offset by payables due to the Corporation and its subsidiaries which occurred subsequent to the Pre-IPO Transactions. Additionally, ESH REIT has deferred rental revenue related to the operating lease agreements between ESH REIT and the Operating Lessees of approximately $38.8 million, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2013, and deferred rent receivable also related to the operating lease agreements between ESH REIT and the Operating Lessees of approximately $3.6 million.

An affiliate of one of ESH REIT’s Sponsors purchased approximately 794,000 Paired Shares as an underwriter in connection with the Offering and earned approximately $1.0 million in fees related to the transaction.

Investment funds of the Sponsors held approximately $37.2 million and approximately $110.0 million of the 2012 Mezzanine Loans as of December 31, 2013 and 2012, respectively.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments—Prior to the Pre-IPO Transactions, HVM executed a lease for office space in Charlotte, North Carolina, in conjunction with the relocation of its corporate headquarters (see Note 14.) The lease is an operating lease with an initial term through August 2021. After the initial term, the Company has the option to renew the lease for two additional terms of five years each at the then-fair market annual base rental rate. Office rent expense is included in general and administrative expenses in the accompanying consolidated statements of operations for periods through the Pre-IPO Transactions, due to the fact that HVM was a consolidated variable interest entity.

ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2016 and 2096, and most leases include multiple renewal options for generally five or 10 year periods. Ground lease expense is included in hotel operating expenses in the accompanying consolidated statements of operations.

Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $3.0 million, $3.3 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under operating leases as of December 31, 2013, are as follows (in thousands):

Years Ending December 31
2014	$665
2015	712
2016	729
2017	750
2018	771
Thereafter	83,156

Total	$86,783

Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.3 million for each of the three years ended December 31, 2013, 2012 and 2011, and is included in hotel operating expenses in the accompanying consolidated statements of operations.

Legal Contingencies—ESH REIT is not a party to any other litigation or claims, other than routine matters arising in the ordinary course of business, that are incidental to the operation of the business of ESH REIT. ESH REIT believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business or consolidated financial statements.

Purchase Commitments—As of December 31, 2013, ESH REIT had purchase commitments related to certain continuing refurbishments to its hotel properties of approximately $10.6 million.

14. RESTRUCTURING

In 2013, prior to the Pre-IPO Transactions, the Operating Lessees and HVM initiated an operations restructuring which changed certain aspects of the Operating Lessees’ property staffing model. In 2011, ESH REIT and HVM initiated a corporate restructuring that included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina. The corporate relocation was completed during the first half of 2012. Total expenses incurred during the years ended December 31, 2013, 2012 and 2011, were approximately $0.6 million, $5.8 million and $10.5 million, respectively, and consisted of the following (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011
Personnel relocation, recruitment and separation payments	$605	$3,729	$3,789
Executive separation payments	—	2,019	5,000
Relocation of furniture, fixtures and equipment	—	15	149
Loss on sale of office building	—	—	1,553

Total restructuring expenses	$605	$5,763	$10,491

Amounts accrued and paid related to the corporate restructuring during the years ended December 31, 2013 and 2012, are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
Balance—beginning of year	$213	$5,205
Expense incurred	605	5,763
Cash payments	(810)	(8,736)
Equity awards	—	(2,019)
Company reorganization	(8)	—

Balance—end of year	$—	$213

As of December 31, 2013 and 2012, amounts accrued are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

15. EQUITY-BASED COMPENSATION

As of December 31, 2013, the Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock (i.e., Paired Share) units or other share-based awards. The aggregate number of Paired Shares that may be made as awards under the LTIP’s shall not exceed 8.0 million, no more of which 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and Class B common stock of ESH REIT, respectively. Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan which provided for HVM employees and members of Holdings’ and Strategies Holdings’ boards of managers awards of restricted limited liability interests (“Profit Units”) in Holdings and Strategies Holdings.

On November 12, 2013, holders of outstanding Profit Units received an aggregate distribution of cash of approximately $2.4 million from Holdings and all remaining outstanding Profit Units were converted into restricted stock (i.e., Paired Share) awards. 80% of the restricted stock awards received in respect of the Profit Units were received with the same vesting schedules as the Profit Units and at their fair values. 20% of the restricted stock awards received in respect of the Profit Units were received with acceleration to their existing vesting schedules. As a result of this acceleration, ESH REIT incurred additional compensation cost of approximately $2.3 million.

Subsequent to the Offering, the fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant date fair value is allocated to a share of common stock of the Corporation and a portion of the price allocated to a share of Class B common stock of ESH REIT.

Prior to the Offering, the fair value of equity-based awards on the date of grant was estimated using the Black-Scholes Merton model, using various assumptions regarding (a) the expected holding period, (b) the risk-free rate of return, (c) expected dividend yield on the underlying units, (d) the expected volatility in the fair value of ESH REIT’s and ESH Strategies’ equity, and (e) a discount for lack of marketability, and was calculated based on the grant agreement terms, which included thresholds for internal rate of return and recovery of Holdings’ and Strategies Holdings’ members’ initial equity investments.

The expected holding period represents the period of time that the Profit Units are expected to be outstanding. The units were assumed to remain outstanding until ESH REIT and ESH Strategies experienced a change in control of ownership or an initial public offering. The risk-free rate of return for periods approximating the expected holding period of the units was based on the U.S. constant maturity treasuries yield in effect at the grant date. A dividend yield was assumed based on ESH REIT’s and ESH Strategies’ historical dividend rate. Because ESH REIT’s and ESH Strategies’ equity was privately held and was not traded in an active market, ESH REIT and ESH Strategies used the historical volatility of the share values of publicly traded companies within similar industries as ESH REIT and ESH Strategies as a surrogate for the expected volatility of equity. The discount for lack of marketability was calculated for each expected holding period using a put-option Black-Scholes Merton model. The key assumptions used for the period from January 1, 2013 through the Pre-IPO Transactions and the years ended December 31, 2012 and 2011 were as follows:

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected holding period	0.25 years	3 years	2 – 4 years
Risk–free rate of return	0.2%	0.4%	0.3% –0.6%
Expected dividend yield	0.0%	0.0%	0.9%
Expected volatility	30.0%	55.0%	47.9%
Discount for lack of marketability	20.0%	20.0%	20.0%

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. During the years ended December 31, 2013, 2012 and 2011, approximately $6.6 million, $6.4 million, and $4.7 million, respectively, of compensation cost was recognized. During the years ended December 31, 2013, 2012 and 2011, approximately $6.6 million, $4.4 million, and $4.7 million, respectively, of compensation cost is included in general and administrative expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2012, approximately $2.0 million of compensation cost is included in restructuring expenses in the accompanying consolidated statement of operations, as this cost related to an executive separation payment as a result of ESH REIT’s and HVM’s restructuring (see Note 14).

As of December 31, 2013, there was $2.3 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to December 31, 2013 over a weighted-average period of approximately 1.9 years. Total unrecognized compensation cost will be adjusted for future forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the years ended December 31, 2013, 2012 and 2011, after taking into account the conversion of Profit Units issued under HVM’s management incentive plan on November 12, 2013, was as follows:

	Number of RSAs/ RSUs (in thousands)	Weighted- Average Grant-Date Fair Value per RSA/ RSU(1)
Outstanding RSAs/RSUs—January 1, 2011	4,203	$5.52
RSAs/RSUs granted in 2011	1,064	$6.90
RSAs/RSUs forfeited in 2011	(456)	$5.52

Outstanding RSAs/RSUs—December 31, 2011	4,811	$5.83
RSAs/RSUs granted in 2012	1,349	$9.47
RSAs/RSUs forfeited in 2012	(1,248)	$5.62
RSAs/RSUs redeemed in 2012	(96)	$5.52

Outstanding RSAs/RSUs—December 31, 2012	4,816	$6.96
RSAs/RSUs granted in 2013 (2)	185	$17.75
RSAs/RSUs converted or accelerated in 2013	(2,802)	$6.67
RSAs/RSUs forfeited in 2013	(520)	$5.76
RSAs/RSUs redeemed in 2013	(96)	$6.67

Outstanding RSAs/RSUs—December 31, 2013 (2)	1,583	$9.35

Vested RSAs/RSUs—December 31, 2013	—	$—
Nonvested RSAs/RSUs—December 31, 2013	1,583	$9.35
Vested RSAs/RSUs—December 31, 2012	1,532	$5.79
Nonvested RSAs/RSUs—December 31, 2012	3,284	$7.65

(1)	Valuation was performed contemporaneously with grants.
(2)	For the period from the Pre-IPO Transactions through December 31, 2013, the Corporation issued 349,850 restricted stock (i.e., Paired Share) units under which ESH REIT is a counterparty and will issue, and be compensated in cash for, 349,850 shares of Class B common stock of ESH REIT in future periods.

In December 2010, HVM entered into agreements designed to incentivize and retain certain operations personnel whose duties include the oversight of multiple hotel properties. The agreements provide participants future payment upon a change of control transaction, generally defined as a sale of ESH REIT and ESH Strategies or a substantial portion of their assets or operations. In March 2011, HVM allowed participants to elect to receive a one-time payment of a portion of the amount due under the agreements. Remaining payments prescribed by the agreements require that the participant remain employed upon a change of control transaction. As of December 31, 2013 and 2012, $0 and $4.5 million, respectively, are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these agreements; amounts owed are obligations of ESA Management and therefore are no longer recorded by ESH REIT subsequent to the Pre-IPO Transactions.

16. DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 and $17,000 during 2013 and 2012, respectively. Employer contributions, net of forfeitures, totaled approximately $1.3 million, $0.9 million and $1.0 million for the period January 1, 2013 through the Pre-IPO Transactions and the years ended December 31, 2012 and 2011, respectively.

17. SUBSEQUENT EVENTS

On February 26, 2014, the board of directors of ESH REIT declared a pro rata cash distribution of $0.08 per share on its Class A common stock and Class B common stock with respect to the period commencing upon the completion of the Offering and ending on December 31, 2013, based on a distribution rate of $0.15 per Paired Share for a full quarter. The dividend is payable on March 26, 2014 to shareholders of record as of March 12, 2014.

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Consolidated

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2013

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Hotel Properties:
Anchorage—Downtown	Anchorage, AK	(1)	723	8,791	137	54	609	771	777	9,400	908	11,085	(1,092)	10/8/2010	2003	43
Anchorage—Midtown	Anchorage, AK	(1)	2,600	20,740	240	45	625	1,235	2,645	21,365	1,475	25,485	(2,156)	10/8/2010	2004	45
Fairbanks—Old Airport Way	Fairbanks , AK	(1)	2,978	12,016	98	78	462	761	3,056	12,478	859	16,393	(1,443)	10/8/2010	2001	40
Juneau—Shell Simmons Drive	Juneau, AK	(1)	2,979	12,135	132	68	538	770	3,047	12,673	902	16,622	(1,435)	10/8/2010	2001	41
Birmingham—Inverness	Birmingham, AL	(1)	359	688	33	27	43	250	386	731	283	1,400	(220)	10/8/2010	1996	26
Birmingham—Perimeter Park South	Birmingham, AL	(1)	1,737	3,218	53	44	65	359	1,781	3,283	412	5,476	(550)	10/8/2010	1998	33
Birmingham—Wildwood	Birmingham, AL	(1)	385	1,890	33	41	(98)	274	426	1,792	307	2,525	(347)	10/8/2010	1996	26
Huntsville—U.S. Space and Rocket Center	Huntsville, AL	(1)	770	5,385	39	56	143	247	826	5,528	286	6,640	(749)	10/8/2010	1997	32
Mobile—Spring Hill	Mobile, AL	(1)	1,185	7,479	41	53	194	193	1,238	7,673	234	9,145	(971)	10/8/2010	1997	32
Montgomery—Carmichael Rd.	Montgomery, AL	(1)	1,045	—	35	74	27	180	1,119	27	215	1,361	(213)	10/8/2010	1996	(3)
Montgomery—Eastern Blvd.	Montgomery, AL	(1)	600	4,231	44	59	288	599	659	4,519	643	5,821	(844)	10/8/2010	1997	32
Little Rock—West	Little Rock, AR	(1)	1,630	2,916	46	47	74	220	1,677	2,990	266	4,933	(456)	10/8/2010	1996	31
Little Rock—West Little Rock	Little Rock, AR	(1)	1,708	1,931	39	55	60	238	1,763	1,991	277	4,031	(377)	10/8/2010	1997	27
Fayetteville—Springdale	Springdale, AR	(1)	1,460	—	55	90	245	250	1,550	245	305	2,100	(195)	10/8/2010	2001	(3)
Phoenix—Mesa	Mesa, AZ	(1)	1,098	2,347	38	42	94	345	1,140	2,441	383	3,964	(393)	10/8/2010	1997	37
Phoenix—Mesa	Mesa, AZ	(1)	1,305	2,589	44	8	96	400	1,313	2,685	444	4,442	(461)	10/8/2010	1997	32
Phoenix—Peoria	Peoria, AZ	(1)	1,229	3,741	38	32	53	201	1,261	3,794	239	5,294	(472)	10/8/2010	1998	39
Phoenix—Airport	Phoenix, AZ	(1)	1,764	408	38	52	445	524	1,816	853	562	3,231	(491)	10/8/2010	1998	40
Phoenix—Airport—E. Oak St.	Phoenix, AZ	(1)	1,623	1,109	57	40	79	391	1,663	1,188	448	3,299	(375)	10/8/2010	1997	36
Phoenix—Biltmore	Phoenix, AZ	(1)	1,191	1,372	50	64	98	373	1,255	1,470	423	3,148	(325)	10/8/2010	1997	37
Phoenix—Chandler	Phoenix, AZ	(1)	1,130	2,983	39	30	78	226	1,160	3,061	265	4,486	(435)	10/8/2010	1998	38
Phoenix—Chandler—E. Chandler Blvd.	Phoenix, AZ	(1)	1,745	3,307	49	61	115	388	1,806	3,422	437	5,665	(534)	10/8/2010	1998	34
Phoenix—Deer Valley	Phoenix, AZ	(1)	945	2,092	39	48	92	296	993	2,184	335	3,512	(387)	10/8/2010	1998	38
Phoenix—Metro—Black Canyon Highway	Phoenix, AZ	(1)	1,378	1,610	49	77	109	464	1,455	1,719	513	3,687	(452)	10/8/2010	1998	34
Phoenix—Metro—Dunlap Ave.	Phoenix, AZ	(1)	2,071	—	44	47	55	183	2,118	55	227	2,400	(172)	10/8/2010	1996	(3)
Phoenix—Midtown	Phoenix, AZ	(1)	1,195	3,918	59	30	243	504	1,225	4,161	563	5,949	(632)	10/8/2010	1998	39
Phoenix—West	Phoenix, AZ	(1)	1,951	—	44	37	123	170	1,988	123	214	2,325	(269)	10/8/2010	1998	(4)
Phoenix—Scottsdale	Scottsdale, AZ	(1)	1,655	3,691	46	66	266	277	1,721	3,957	323	6,001	(516)	10/8/2010	1997	37
Phoenix—Scottsdale—North	Scottsdale, AZ	(1)	1,476	4,266	43	23	76	272	1,499	4,342	315	6,156	(607)	10/8/2010	1997	32
Phoenix—Scottsdale—Old Town	Scottsdale, AZ	(1)	1,605	2,564	43	35	479	709	1,640	3,043	752	5,435	(794)	10/8/2010	1995	30
Phoenix—Airport—Tempe	Tempe, AZ	(1)	1,228	3,249	46	43	197	340	1,271	3,446	386	5,103	(505)	10/8/2010	1999	39
Tucson—Butterfield Drive	Tucson, AZ	(1)	1,133	1,098	39	19	39	184	1,152	1,137	223	2,512	(320)	10/8/2010	1998	23
Tucson—Grant Road	Tucson, AZ	(1)	1,780	5,364	43	40	90	280	1,820	5,454	323	7,597	(749)	10/8/2010	1997	32
Oakland—Alameda	Alameda, CA	(1)	5,165	9,134	57	61	546	703	5,226	9,680	760	15,666	(1,235)	10/8/2010	2000	40
Oakland—Alameda Airport	Alameda, CA	(1)	3,197	3,067	55	31	487	792	3,228	3,554	847	7,629	(542)	10/8/2010	1999	40
San Jose—Santa Clara	Alviso, CA	(1)	5,036	2,681	64	109	396	497	5,145	3,077	561	8,783	(616)	10/8/2010	2001	41
Orange County—Anaheim Convention Center	Anaheim, CA	(1)	4,439	3,574	73	49	556	768	4,488	4,130	841	9,459	(815)	10/8/2010	2001	41
Orange County—Anaheim Hills	Anaheim, CA	(1)	4,779	2,040	98	38	558	558	4,817	2,598	656	8,071	(591)	10/8/2010	2002	42
Los Angeles – Arcadia	Arcadia, CA	(1)	4,577	3,647	45	59	508	788	4,636	4,155	833	9,624	(650)	10/8/2010	1998	38
Bakersfield—California Avenue	Bakersfield, CA	(1)	1,186	2,153	43	74	535	699	1,260	2,688	742	4,690	(587)	10/8/2010	1996	31
Bakersfield—Chester Lane	Bakersfield, CA	(1)	1,002	4,514	142	34	259	509	1,036	4,773	651	6,460	(570)	10/8/2010	2005	45
San Francisco—Belmont	Belmont, CA	(1)	2,910	7,236	103	47	348	509	2,957	7,584	612	11,153	(952)	10/8/2010	2003	43
Orange County—Brea	Brea, CA	(1)	5,199	4,778	50	75	774	919	5,274	5,552	969	11,795	(1,099)	10/8/2010	1998	33
Los Angeles—Burbank Airport	Burbank, CA	(1)	6,120	9,690	106	50	619	807	6,170	10,309	913	17,392	(1,141)	10/8/2010	2001	41
San Diego—Carlsbad Village by the Sea	Carlsbad, CA	(1)	4,783	7,618	96	63	351	564	4,846	7,969	660	13,475	(1,043)	10/8/2010	2002	42
Los Angeles—Carson	Carson, CA	(1)	5,430	2,173	138	82	324	436	5,512	2,497	574	8,583	(558)	10/8/2010	2004	44

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Los Angeles—Chino Valley	Chino, CA	(1)	1,288	3,297	108	34	365	697	1,322	3,662	805	5,789	(690)	10/8/2010	2004	44
Orange County—Cypress	Cypress, CA	(1)	5,543	4,484	59	53	590	879	5,596	5,074	938	11,608	(748)	10/8/2010	1998	38
Dublin—Hacienda Dr.	Dublin, CA	(1)	3,377	4,243	52	46	402	573	3,423	4,645	625	8,693	(747)	10/8/2010	2000	40
Los Angeles—LAX Airport—El Segundo	El Segundo, CA	(1)	9,922	5,598	68	122	655	903	10,044	6,253	971	17,268	(969)	10/8/2010	1998	33
Sacramento—Elk Grove	Elk Grove, CA	(1)	941	2,290	89	42	108	318	983	2,398	407	3,788	(370)	10/8/2010	2003	43
Fairfield—Napa Valley	Fairfield, CA	(1)	1,490	6,066	135	38	159	482	1,528	6,225	617	8,370	(687)	10/8/2010	2004	44
Fremont—Fremont Blvd. South	Fremont, CA	(1)	2,928	5,364	56	87	451	853	3,015	5,815	909	9,739	(1,025)	10/8/2010	1999	39
Fremont—Newark	Fremont, CA	(1)	7,370	6,048	101	266	987	1,247	7,636	7,035	1,348	16,019	(1,158)	10/8/2010	1999	38-41
Fremont—Warm Springs	Fremont, CA	(1)	5,114	1,271	58	64	461	562	5,178	1,732	620	7,530	(503)	10/8/2010	2001	41
Fresno—North	Fresno, CA	(1)	1,988	6,753	43	58	493	566	2,046	7,246	609	9,901	(1,003)	10/8/2010	1997	32
Fresno—West	Fresno, CA	(1)	1,231	1,867	42	3	64	160	1,234	1,931	202	3,367	(434)	10/8/2010	1998	23
Los Angeles—South	Gardena, CA	(1)	3,977	3,909	51	73	545	799	4,050	4,454	850	9,354	(843)	10/8/2010	1998	28
Los Angeles—Glendale	Glendale, CA	(1)	4,689	5,746	55	22	355	647	4,711	6,101	702	11,514	(759)	10/8/2010	1999	39
Orange County—Huntington Beach	Huntington Beach, CA	(1)	4,499	5,131	38	41	313	588	4,540	5,444	626	10,610	(643)	10/8/2010	1998	38
Orange County—Irvine Spectrum	Irvine, CA	(1)	7,355	5,703	54	90	644	885	7,445	6,347	939	14,731	(922)	10/8/2010	1997	32
Los Angeles—La Mirada	La Mirada, CA	(1)	3,681	2,557	39	56	359	648	3,737	2,916	687	7,340	(449)	10/8/2010	1998	38
Orange County—Lake Forest	Lake Forest, CA	(1)	5,530	2,182	43	73	515	591	5,603	2,697	634	8,934	(608)	10/8/2010	1997	37
Livermore—Airway Blvd.	Livermore, CA	(1)	2,553	3,576	44	30	184	489	2,583	3,760	533	6,876	(512)	10/8/2010	1998	38
Los Angeles—Long Beach Airport	Long Beach, CA	(1)	5,626	6,872	47	77	545	664	5,703	7,417	711	13,831	(1,027)	10/8/2010	1997	37
Los Angeles—LAX Airport	Los Angeles, CA	(1)	4,770	7,879	56	42	582	789	4,812	8,461	845	14,118	(988)	10/8/2010	1999	39
San Jose—Milpitas	Milpitas, CA	(1)	6,602	4,064	51	180	547	871	6,782	4,611	922	12,315	(705)	10/8/2010	1998	38
San Jose—Milpitas—McCarthy Ranch	Milpitas, CA	(1)	6,844	7,392	57	86	688	1,144	6,930	8,080	1,201	16,211	(1,434)	10/8/2010	1997	32
Los Angeles—Monrovia	Monrovia, CA	(1)	3,884	4,929	57	73	630	822	3,957	5,559	879	10,395	(746)	10/8/2010	1998	38
San Jose—Morgan Hill	Morgan Hill, CA	(1)	4,283	2,018	36	41	226	458	4,324	2,244	494	7,062	(377)	10/8/2010	1998	38
San Jose—Mountain View	Mountain View, CA	(1)	6,657	4,458	47	58	435	869	6,715	4,893	916	12,524	(974)	10/8/2010	1997	32
Orange County—John Wayne Airport	Newport Beach, CA	(1)	6,881	10,663	98	34	531	702	6,915	11,194	800	18,909	(1,372)	10/8/2010	2001	41
Los Angeles—Northridge	Northridge, CA	(1)	5,167	5,391	163	97	402	621	5,264	5,793	784	11,841	(703)	10/8/2010	2005	45
Oakland—Emeryville	Oakland, CA	(1)	3,927	9,132	117	104	431	661	4,031	9,563	778	14,372	(1,224)	10/8/2010	2001	41
San Diego—Oceanside	Oceanside, CA	(1)	4,271	5,999	43	75	356	599	4,346	6,355	642	11,343	(756)	10/8/2010	1999	39
Los Angeles—Ontario Airport	Ontario, CA	(1)	1,639	6,138	46	51	620	659	1,690	6,758	705	9,153	(989)	10/8/2010	1997	37
Orange County—Katella Ave.	Orange, CA	(1)	3,976	5,704	74	43	634	644	4,019	6,338	718	11,075	(952)	10/8/2010	2001	41
Palm Springs—Airport	Palm Springs, CA	(1)	1,955	3,506	98	51	364	593	2,006	3,870	691	6,567	(649)	10/8/2010	2003	43
Pleasant Hill—Buskirk Ave.	Pleasant Hill, CA	(1)	3,786	7,754	44	66	413	607	3,852	8,167	651	12,670	(1,066)	10/8/2010	1997	37
Pleasanton—Chabot Dr.	Pleasanton, CA	(1)	3,039	5,910	55	32	561	762	3,071	6,471	817	10,359	(1,034)	10/8/2010	1998	38
Sacramento—Point East Dr.	Rancho Cordova, CA	(1)	1,313	577	45	13	147	210	1,326	724	255	2,305	(288)	10/8/2010	1998	23
Sacramento—White Rock Rd.	Rancho Cordova, CA	(1)	1,301	2,717	47	44	324	624	1,345	3,041	671	5,057	(515)	10/8/2010	1997	32
Richmond—Hilltop Mall	Richmond, CA	(1)	2,232	4,124	51	52	250	558	2,284	4,374	609	7,267	(696)	10/8/2010	2000	40
Sacramento—Roseville	Roseville, CA	(1)	1,125	5,233	45	54	263	585	1,179	5,496	630	7,305	(639)	10/8/2010	1998	38
Sacramento—Arden Way	Sacramento, CA	(1)	888	2,349	45	101	265	553	989	2,614	598	4,201	(633)	10/8/2010	1997	32
Sacramento—Northgate	Sacramento, CA	(1)	932	2,359	44	166	406	564	1,098	2,765	608	4,471	(628)	10/8/2010	1997	32
Sacramento—South Natomas	Sacramento, CA	(1)	1,460	823	51	38	385	823	1,498	1,208	874	3,580	(291)	10/8/2010	1998	33
San Francisco—San Carlos	San Carlos, CA	(1)	4,233	5,299	49	62	445	755	4,295	5,744	804	10,843	(941)	10/8/2010	1998	38
San Diego—Hotel Circle	San Diego, CA	(1)	6,893	9,935	68	110	804	1,179	7,003	10,739	1,247	18,989	(1,444)	10/8/2010	1999	39
San Diego—Mission Valley—Stadium	San Diego, CA	(1)	6,978	1,797	85	33	448	576	7,011	2,245	661	9,917	(575)	10/8/2010	2002	42
San Diego/Mission Valley	San Diego, CA	(1)	5,371	5,639	49	61	644	1,050	5,432	6,283	1,099	12,814	(1,207)	10/8/2010	1997	32
Los Angeles—San Dimas	San Dimas, CA	(1)	4,736	991	42	46	499	584	4,782	1,490	626	6,898	(527)	10/8/2010	1999	39
San Jose—Airport	San Jose, CA	(1)	8,118	5,912	75	85	704	992	8,203	6,616	1,067	15,886	(1,155)	10/8/2010	2000	40
San Jose—Downtown	San Jose, CA	(1)	6,480	6,070	53	82	725	999	6,562	6,795	1,052	14,409	(1,174)	10/8/2010	1998	38
San Jose Edenvale- North	San Jose, CA	(1)	5,087	3,649	56	26	432	632	5,113	4,081	688	9,882	(750)	10/8/2010	2000	40
San Jose Edenvale- South	San Jose, CA	(1)	5,359	3,832	83	59	468	737	5,418	4,300	820	10,538	(607)	10/8/2010	2000	41
San Francisco—San Mateo—SFO	San Mateo, CA	(1)	7,369	6,704	50	50	498	828	7,419	7,202	878	15,499	(1,219)	10/8/2010	1997	32
San Rafael—Francisco Blvd. East	San Rafael, CA	(1)	3,129	13,822	378	50	309	496	3,179	14,131	874	18,184	(1,264)	10/8/2010	2007	47
San Ramon—Bishop Ranch—East	San Ramon, CA	(1)	3,721	5,226	59	57	395	635	3,778	5,621	694	10,093	(876)	10/8/2010	2000	40
San Ramon—Bishop Ranch – West	San Ramon, CA	(1)	3,098	2,886	55	63	527	900	3,161	3,413	955	7,529	(856)	10/8/2010	1998	33
Santa Barbara—Calle Real	Santa Barbara, CA	(1)	3,301	8,709	41	91	524	506	3,392	9,233	547	13,172	(1,173)	10/8/2010	1998	38
Santa Rosa—North	Santa Rosa, CA	(1)	3,053	6,086	46	53	264	441	3,106	6,350	487	9,943	(772)	10/8/2010	2000	40
Santa Rosa—South	Santa Rosa, CA	(1)	1,592	4,998	41	41	334	649	1,633	5,332	690	7,655	(835)	10/8/2010	1997	32

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Los Angeles—Simi Valley	Simi Valley, CA	(1)	3,088	7,175	113	40	469	561	3,128	7,644	674	11,446	(994)	10/8/2010	2004	44
San Diego—Sorrento Mesa	Sorrento Mesa, CA	(1)	6,441	6,020	49	169	409	826	6,610	6,429	875	13,914	(1,154)	10/8/2010	1998	33
Los Angeles—Valencia	Stevenson Ranch, CA	(1)	9,414	—	20	58	459	601	9,472	459	621	10,552	(333)	10/8/2010	2000	(3)
Stockton—March Lane	Stockton, CA	(1)	2,299	3,558	55	69	306	525	2,368	3,864	580	6,812	(600)	10/8/2010	2001	41
San Jose—Sunnyvale	Sunnyvale, CA	(1)	6,051	5,019	50	35	562	902	6,086	5,581	952	12,619	(1,066)	10/8/2010	1997	32
Temecula—Wine Country	Temecula, CA	(1)	1,489	8,153	79	42	467	648	1,531	8,620	727	10,878	(1,099)	10/8/2010	2002	42
Los Angeles—Torrance—Del Amo Circle	Torrance , CA	(1)	5,953	4,361	78	72	549	973	6,025	4,910	1,051	11,986	(766)	10/8/2010	1999	39
Los Angeles—Torrance	Torrance, CA	(1)	3,761	6,296	43	52	633	646	3,813	6,929	689	11,431	(1,004)	10/8/2010	1997	37
Los Angeles—Torrance Harbor Gateway	Torrance, CA	(1)	4,625	4,747	49	47	520	596	4,672	5,267	645	10,584	(833)	10/8/2010	1999	39
Stockton—Tracy	Tracy, CA	(1)	2,344	3,434	96	68	284	519	2,412	3,718	615	6,745	(600)	10/8/2010	2003	43
Union City—Dyer St.	Union City, CA	(1)	2,907	6,359	51	142	573	772	3,049	6,932	823	10,804	(897)	10/8/2010	1999	39
Sacramento—Vacaville	Vacaville, CA	(1)	809	3,179	76	62	159	306	871	3,338	382	4,591	(449)	10/8/2010	2002	42
Sacramento—West Sacramento	West Sacramento, CA	(1)	1,292	3,395	134	47	20	354	1,339	3,415	488	5,242	(491)	10/8/2010	2004	44
Los Angeles—Woodland Hills	Woodland Hills , CA	(1)	5,452	7,561	69	52	569	882	5,504	8,130	951	14,585	(992)	10/8/2010	2000	40
Orange County—Yorba Linda	Yorba Linda, CA	(1)	3,443	2,020	106	50	373	553	3,493	2,393	659	6,545	(566)	10/8/2010	2003	43
Denver—Airport—Aurora	Aurora, CO	(1)	1,645	917	43	10	67	97	1,655	984	140	2,779	(284)	10/8/2010	1998	23
Denver—Aurora	Aurora, CO	(1)	2,415	2,958	48	36	115	342	2,451	3,073	390	5,914	(485)	10/8/2010	1996	31
Denver—Aurora	Aurora, CO	(1)	2,706	6,047	65	93	356	345	2,799	6,403	410	9,612	(795)	10/8/2010	1997	39
Colorado Springs—Airport	Colorado Springs, CO	(1)	2,134	1,870	43	66	98	210	2,200	1,968	253	4,421	(465)	10/8/2010	1998	23
Colorado Springs—West	Colorado Springs, CO	(1)	3,338	1,325	41	90	60	219	3,428	1,385	260	5,073	(294)	10/8/2010	1998	39
Denver—Tech Center—North	Denver, CO	(1)	2,365	649	49	63	358	754	2,428	1,007	803	4,238	(335)	10/8/2010	1996	31
Denver—Tech Center South	Englewood, CO	(1)	1,714	978	46	89	65	175	1,803	1,043	221	3,067	(266)	10/8/2010	1998	40
Denver—Tech Center South—Inverness	Englewood, CO	(1)	2,941	1,340	46	134	97	285	3,075	1,437	331	4,843	(364)	10/8/2010	1997	32
Denver—Cherry Creek	Glendale, CO	(1)	1,619	2,410	42	15	99	156	1,634	2,509	198	4,341	(509)	10/8/2010	1998	23
Denver—Cherry Creek	Glendale, CO	(1)	1,856	2,713	40	111	259	454	1,967	2,972	494	5,433	(467)	10/8/2010	1997	32
Denver—Tech Center—Central	Greenwood Village, CO	(1)	2,392	1,286	51	54	516	785	2,446	1,802	836	5,084	(411)	10/8/2010	1997	34
Denver—Tech Center South—Greenwood Village	Greenwood Village, CO	(1)	1,767	2,278	110	93	105	265	1,860	2,383	375	4,618	(427)	10/8/2010	2003	44
Denver—Lakewood South	Lakewood, CO	(1)	2,338	3,348	43	54	400	630	2,392	3,748	673	6,813	(546)	10/8/2010	1996	31
Denver—Lakewood West	Lakewood, CO	(1)	1,939	1,031	46	75	268	197	2,014	1,299	243	3,556	(325)	10/8/2010	1997	32
Denver—Park Meadows	Lone Tree, CO	(1)	1,578	3,467	78	76	127	406	1,654	3,594	484	5,732	(492)	10/8/2010	2002	42
Denver—Thornton	Thornton, CO	(1)	1,874	1,238	46	18	73	274	1,892	1,311	320	3,523	(388)	10/8/2010	1999	24
Denver—Westminster	Westminster, CO	(1)	2,779	4,683	49	124	217	525	2,903	4,900	574	8,377	(589)	10/8/2010	2000	40
Hartford—Farmington	Farmington, CT	(1)	1,080	6,003	65	64	63	279	1,144	6,066	344	7,554	(720)	10/8/2010	1998	39
Hartford—Manchester	Manchester, CT	(1)	1,002	6,723	67	57	503	659	1,059	7,226	726	9,011	(902)	10/8/2010	2001	41
Hartford—Meriden	Meriden, CT	(1)	687	6,207	81	65	408	694	752	6,615	775	8,142	(876)	10/8/2010	2002	42
Norwalk—Stamford	Norwalk, CT	(1)	2,866	12,533	64	71	740	997	2,937	13,273	1,061	17,271	(1,659)	10/8/2010	1999	39
Shelton—Fairfield County	Shelton, CT	(1)	2,001	11,314	60	61	815	988	2,062	12,129	1,048	15,239	(1,593)	10/8/2010	1998	38
Ottawa	Ottawa, Ontario, Canada	(1)	993	34,014	—	27	(1,821)	63	1,020	32,193	63	33,276	(2,450)	10/8/2010	1959	49
St. John’s—Downtown	St. John’s, Newfoundland , Canada	(1)	672	9,636	—	2	140	3	674	9,776	3	10,453	(851)	10/8/2010	1966	44
Toronto—Vaughan	Vaughan, Ontario, Canada	(1)	11,047	16,011	—	141	215	62	11,188	16,226	62	27,476	(2,159)	10/8/2010	1990	30
Newark—Christiana—Wilmington	Newark, DE	(1)	1,473	7,617	61	96	319	691	1,569	7,936	752	10,257	(951)	10/8/2010	1998	38
Orlando—Altamonte Springs	Altamonte Springs, FL	(1)	5,421	—	25	73	151	278	5,494	151	303	5,948	(164)	10/8/2010	1998	(3)
Boca Raton—Commerce	Boca Raton, FL	(1)	5,920	3,219	56	64	530	693	5,984	3,749	749	10,482	(577)	10/8/2010	1998	33
Tampa—Brandon	Brandon, FL	(1)	3,709	3,540	696	186	303	544	3,895	3,843	1,240	8,978	(366)	12/13/2012	1997	26
St. Petersburg—Clearwater—Airport	Clearwater , FL	(1)	1,951	3,062	39	54	523	588	2,005	3,585	627	6,217	(642)	10/8/2010	1998	38
St. Petersburg—Clearwater	Clearwater, FL	(1)	1,679	2,926	489	106	296	466	1,785	3,222	955	5,962	(313)	12/13/2012	1997	22
Fort Lauderdale—Plantation	Davie, FL	(1)	5,014	3,117	492	95	43	231	5,109	3,160	723	8,992	(294)	12/13/2012	1997	23
Daytona Beach—International Speedway	Daytona Beach, FL	(1)	987	3,972	45	64	78	192	1,051	4,050	237	5,338	(494)	10/8/2010	1998	41
Fort Lauderdale—Deerfield Beach	Deerfield Beach, FL	(1)	2,885	3,421	38	72	466	566	2,957	3,887	604	7,448	(626)	10/8/2010	1997	37
Destin—US 98—Emerald Coast Pkwy.	Destin, FL	(1)	1,149	2,528	96	86	1,201	291	1,235	3,729	387	5,351	(559)	10/8/2010	2001	48
Fort Lauderdale—Commercial Blvd.	Fort Lauderdale, FL	(1)	2,465	997	54	22	102	228	2,487	1,099	282	3,868	(355)	10/8/2010	1999	24
Fort Lauderdale—Cruiseport—Airport	Fort Lauderdale, FL	(1)	3,441	7,008	71	69	627	740	3,510	7,635	811	11,956	(956)	10/8/2010	1999	39
Fort Lauderdale—Cypress Creek—Andrews Ave.	Fort Lauderdale, FL	(1)	2,761	2,685	41	82	157	332	2,843	2,842	373	6,058	(505)	10/8/2010	1998	33
Fort Lauderdale—Cypress Creek—NW 6th Way	Fort Lauderdale, FL	(1)	2,480	751	62	57	76	291	2,537	827	353	3,717	(289)	10/8/2010	1999	42
Fort Lauderdale—Plantation	Fort Lauderdale, FL	(1)	6,352	2,252	61	43	412	546	6,395	2,664	607	9,666	(520)	10/8/2010	2000	40
Gainesville—I-75	Gainesville, FL	(1)	846	6,416	44	43	79	238	889	6,495	282	7,666	(852)	10/8/2010	1997	32
Jacksonville—Baymeadows	Jacksonville, FL	(1)	1,163	2,662	48	86	95	377	1,249	2,757	425	4,431	(491)	10/8/2010	1998	38

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Jacksonville—Butler Blvd.	Jacksonville, FL	(1)	969	1,057	63	56	71	334	1,025	1,128	397	2,550	(328)	10/8/2010	1997	37
Jacksonville—Deerwood Park	Jacksonville, FL	(1)	943	3,910	66	62	113	258	1,005	4,023	324	5,352	(553)	10/8/2010	1999	40
Jacksonville—Lenoir Avenue South	Jacksonville, FL	(1)	842	1,862	47	48	34	193	890	1,896	240	3,026	(333)	10/8/2010	1998	44
Jacksonville—Riverwalk	Jacksonville, FL	(1)	593	3,693	52	83	468	702	676	4,161	754	5,591	(651)	10/8/2010	2000	40
Jacksonville—Salisbury Rd.—Southpoint	Jacksonville, FL	(1)	727	720	52	97	1,439	407	824	2,159	459	3,442	(394)	10/8/2010	1999	39
Jacksonville—Southside—St. Johns Towne Center	Jacksonville, FL	(1)	925	2,679	47	68	203	475	993	2,882	522	4,397	(529)	10/8/2010	1997	32
Orlando—Lake Mary—1036 Greenwood Blvd	Lake Mary, FL	(1)	2,229	—	19	37	308	522	2,266	308	541	3,115	(323)	10/8/2010	2000	(3)
Orlando—Lake Mary—1040 Greenwood Blvd	Lake Mary, FL	(1)	2,685	—	25	44	229	313	2,729	229	338	3,296	(141)	10/8/2010	1998	(3)
Melbourne—Airport	Melbourne, FL	(1)	1,423	4,160	53	45	42	231	1,468	4,202	284	5,954	(572)	10/8/2010	1998	39
Miami—Airport—Blue Lagoon	Miami, FL	(1)	9,702	4,910	70	62	803	1,090	9,764	5,713	1,160	16,637	(943)	10/8/2010	1998	33
Miami—Airport—Doral	Miami, FL	(1)	10,164	4,188	1,131	226	1,016	346	10,390	5,204	1,477	17,071	(482)	12/13/2012	1997	26
Miami—Airport—Doral—87th Avenue South	Miami, FL	(1)	4,451	7,542	92	50	605	706	4,501	8,147	798	13,446	(987)	10/8/2010	2001	41
Miami—Airport—Doral -25th Street	Miami, FL	(1)	4,135	5,307	125	47	540	863	4,182	5,847	988	11,017	(796)	10/8/2010	2002	42
Miami—Airport—Miami Springs	Miami, FL	(1)	8,014	3,657	71	81	1,680	748	8,095	5,337	819	14,251	(755)	10/8/2010	1998	40
Miami—Brickell—Port of Miami	Miami, FL	(1)	3,323	7,312	85	77	653	705	3,400	7,965	790	12,155	(948)	10/8/2010	2001	41
Miami—Coral Gables	Miami, FL	(1)	2,866	7,211	76	69	563	686	2,935	7,774	762	11,471	(952)	10/8/2010	2001	41
Orlando—Convention Center—6443 Westwood	Orlando, FL	(1)	2,472	2,071	68	102	297	624	2,574	2,368	692	5,634	(408)	10/8/2010	1999	43
Orlando—Convention Center—Pointe Orlando	Orlando, FL	(1)	3,326	3,097	58	127	754	1,310	3,453	3,851	1,368	8,672	(616)	10/8/2010	1998	38
Orlando—Convention Center—Westwood Blvd.	Orlando, FL	(1)	2,767	1,466	43	86	665	778	2,853	2,131	821	5,805	(393)	10/8/2010	1997	37
Orlando—Lake Buena Vista	Orlando, FL	(1)	4,137	—	30	109	799	1,272	4,246	799	1,302	6,347	(294)	10/8/2010	1998	(3)
Orlando—Maitland—1776 Pembrook Dr.	Orlando, FL	(1)	2,103	807	74	43	89	180	2,146	896	254	3,296	(271)	10/8/2010	2000	45
Orlando—Maitland—Summit Tower Blvd	Orlando, FL	(1)	3,577	—	65	55	139	346	3,632	139	411	4,182	(278)	10/8/2010	1998	(3)
Orlando—Maitland - 1760 Pembrook Dr.	Orlando, FL	(1)	2,133	1,347	41	33	276	552	2,166	1,623	593	4,382	(515)	10/8/2010	1999	39
Orlando—Southpark—Commodity Circle	Orlando, FL	(1)	3,483	2,051	64	76	174	360	3,559	2,225	424	6,208	(478)	10/8/2010	1999	40
Orlando—Southpark—Equity Row	Orlando, FL	(1)	2,854	432	49	54	147	309	2,908	579	358	3,845	(310)	10/8/2010	1998	38
Orlando—UCF Area	Orlando, FL	(1)	2,677	—	23	32	246	147	2,709	246	170	3,125	(106)	10/8/2010	1999	(4)
Orlando—Universal Studios	Orlando, FL	(1)	2,813	2,874	66	113	441	859	2,926	3,315	925	7,166	(502)	10/8/2010	1998	42
Orlando—Universal Studios	Orlando, FL	(1)	3,349	3,190	52	90	640	736	3,439	3,830	788	8,057	(563)	10/8/2010	1999	39
Pensacola—University Mall	Pensacola, FL	(1)	934	4,059	38	52	196	199	986	4,255	237	5,478	(573)	10/8/2010	1997	37
Fort Lauderdale—Cypress Creek—Park North	Pompano Beach, FL	(1)	3,567	2,828	65	77	1,088	942	3,644	3,916	1,007	8,567	(674)	10/8/2010	1998	38
Tallahassee—Killearn	Tallahassee, FL	(1)	356	1,769	29	74	69	170	430	1,838	199	2,467	(344)	10/8/2010	1998	28
Fort Lauderdale—Tamarac	Tamarac, FL	(1)	3,709	3,054	712	103	497	186	3,812	3,551	898	8,261	(396)	12/13/2012	1997	21
Tampa—Airport—Memorial Hwy.	Tampa, FL	(1)	2,513	1,342	69	60	148	579	2,573	1,490	648	4,711	(383)	10/8/2010	1999	42
Tampa—Airport—N. Westshore Blvd.	Tampa, FL	(1)	2,564	3,918	64	44	405	794	2,608	4,323	858	7,789	(655)	10/8/2010	1998	38
Tampa—Airport—Spruce Street	Tampa, FL	(1)	2,437	3,066	102	60	346	484	2,497	3,412	586	6,495	(580)	10/8/2010	2003	43
Tampa—North—USF/Attractions	Tampa, FL	(1)	2,028	845	37	49	432	541	2,077	1,277	578	3,932	(394)	10/8/2010	1997	37
Tampa—North Airport	Tampa, FL	(1)	1,294	2,236	490	115	20	124	1,409	2,256	614	4,279	(277)	12/13/2012	1997	20
West Palm Beach—Northpoint Corporate Park	West Palm Beach, FL	(1)	2,723	3,326	49	61	69	235	2,784	3,395	284	6,463	(474)	10/8/2010	1998	38
Atlanta—Alpharetta—Northpoint – East	Alpharetta, GA	(1)	717	591	42	45	52	224	762	643	266	1,671	(225)	10/8/2010	1997	27
Atlanta—Alpharetta—Northpoint—West	Alpharetta, GA	(1)	1,218	1,673	58	62	64	239	1,280	1,737	297	3,314	(340)	10/8/2010	1999	42
Atlanta—Alpharetta—Rock Mill Rd.	Alpharetta, GA	(1)	1,391	1,101	40	40	338	556	1,431	1,439	596	3,466	(519)	10/8/2010	1999	39
Atlanta—Clairmont	Atlanta, GA	(1)	1,142	3,284	40	56	215	257	1,198	3,499	297	4,994	(518)	10/8/2010	1998	38
Atlanta—Lenox	Atlanta, GA	(1)	1,183	4,086	42	58	83	264	1,241	4,169	306	5,716	(550)	10/8/2010	1997	37
Atlanta—Marietta—Interstate N. Pkwy	Atlanta, GA	(1)	1,766	3,023	72	44	75	246	1,810	3,098	318	5,226	(471)	10/8/2010	1999	41
Atlanta—Marietta—Wildwood	Atlanta, GA	(1)	852	2,881	40	56	70	301	908	2,951	341	4,200	(442)	10/8/2010	1996	36
Atlanta—Perimeter	Atlanta, GA	(1)	1,921	3,398	45	23	145	418	1,944	3,543	463	5,950	(569)	10/8/2010	1997	32
Atlanta—Perimeter—Crestline	Atlanta, GA	(1)	1,562	1,581	46	60	64	293	1,622	1,645	339	3,606	(332)	10/8/2010	2000	40
Atlanta—Perimeter—Peachtree Dunwoody	Atlanta, GA	(1)	1,203	2,928	44	95	94	262	1,298	3,022	306	4,626	(448)	10/8/2010	1997	37
Atlanta—Vinings	Atlanta, GA	(1)	1,924	5,785	57	54	102	190	1,978	5,887	247	8,112	(660)	10/8/2010	1997	40
Columbus—Airport	Columbus, GA	(1)	967	4,566	40	60	134	263	1,027	4,700	303	6,030	(669)	10/8/2010	1997	32
Columbus—Bradley Park	Columbus, GA	(1)	763	5,083	45	50	50	242	813	5,133	287	6,233	(626)	10/8/2010	2000	40
Atlanta—Duluth	Duluth, GA	(1)	1,177	1,252	61	39	55	97	1,216	1,307	158	2,681	(247)	10/8/2010	1997	49
Atlanta—Gwinnett Place	Duluth, GA	(1)	1,269	3,234	48	77	127	231	1,346	3,361	279	4,986	(527)	10/8/2010	1990	30
Atlanta—Kennesaw Chastain Rd	Kennesaw, GA	(1)	1,092	1,560	38	74	99	277	1,166	1,659	315	3,140	(392)	10/8/2010	1997	27
Atlanta—Kennesaw Town Center	Kennesaw, GA	(1)	1,122	2,213	38	65	264	222	1,187	2,477	260	3,924	(408)	10/8/2010	1998	38
Atlanta—Lawrenceville	Lawrenceville, GA	(1)	1,253	1,871	43	38	83	307	1,291	1,954	350	3,595	(442)	10/8/2010	1996	22
Macon—North	Macon, GA	(1)	537	4,151	46	54	22	149	591	4,173	195	4,959	(511)	10/8/2010	1998	42

			Initial Cost			Cost Capitalized Subsequent to Acquisition				Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements		Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Atlanta - Marietta - Canton Road	Marietta, GA	(1)	1,164	611	40	(1)		201	126	1,163	812	166	2,141	(222)	10/8/2010	1995	31
Atlanta—Marietta—Powers Ferry Rd.	Marietta, GA	(1)	2,718	1,891	58	58		288	345	2,776	2,179	403	5,358	(452)	10/8/2010	1998	38
Atlanta—Marietta—Windy Hill	Marietta, GA	(1)	1,645	2,192	41	69		241	286	1,714	2,433	327	4,474	(425)	10/8/2010	1998	39
Atlanta—Morrow	Morrow, GA	(1)	1,713	2,276	41	64		146	281	1,777	2,422	322	4,521	(394)	10/8/2010	1998	39
Atlanta—Jimmy Carter Blvd.	Norcross, GA	(1)	1,974	890	61	41		184	298	2,015	1,074	359	3,448	(395)	10/8/2010	1996	22
Atlanta—Norcross	Norcross, GA	(1)	1,937	—	44	54		112	130	1,991	112	174	2,277	(161)	10/8/2010	1996	(3)
Atlanta—Peachtree Corners	Norcross, GA	(1)	1,256	—	19	57		49	207	1,313	49	226	1,588	(87)	10/8/2010	1997	(3)
Atlanta—Peachtree Corners	Norcross, GA	(1)	1,219	2,509	291	62		33	79	1,281	2,542	370	4,193	(280)	12/13/2012	1996	20
Atlanta—Riverdale	Riverdale, GA	(1)	2,130	—	46	(1,989	)(5)	155	147	141	155	193	489	(228)	10/8/2010	1996	(4)
Savannah—Midtown	Savannah, GA	(1)	564	5,079	66	58		272	521	622	5,351	587	6,560	(630)	10/8/2010	2001	41
Atlanta—Cumberland Mall	Smyrna, GA	(1)	1,631	2,038	45	44		111	273	1,675	2,149	318	4,142	(410)	10/8/2010	1997	32
Des Moines—Urbandale	Urbandale, IA	(1)	1,119	2,684	41	53		56	246	1,172	2,740	287	4,199	(404)	10/8/2010	1999	39
Des Moines—West Des Moines	West Des Moines, IA	(1)	1,089	2,742	39	105		138	256	1,194	2,880	295	4,369	(516)	10/8/2010	1997	27
Boise—Airport	Boise, ID	(1)	862	1,647	39	32		102	262	894	1,749	301	2,944	(302)	10/8/2010	1997	37
Chicago—Midway	Bedford Park, IL	(1)	2,028	2,261	130	77		503	693	2,105	2,764	823	5,692	(564)	10/8/2010	2003	43
Bloomington—Normal	Bloomington, IL	(1)	941	3,404	61	63		74	228	1,004	3,478	289	4,771	(476)	10/8/2010	2001	41
Chicago—Buffalo Grove—Deerfield	Buffalo Grove, IL	(1)	2,264	4,986	44	69		240	495	2,333	5,226	539	8,098	(664)	10/8/2010	1998	38
Chicago—Burr Ridge	Burr Ridge , IL	(1)	2,033	4,406	43	73		633	730	2,106	5,039	773	7,918	(721)	10/8/2010	1996	36
Champaign—Urbana	Champaign, IL	(1)	1,221	4,043	35	86		139	195	1,307	4,182	230	5,719	(531)	10/8/2010	1998	38
Chicago—Darien	Darien, IL	(1)	1,754	4,286	42	90		418	595	1,844	4,704	637	7,185	(659)	10/8/2010	1999	39
Chicago—O’Hare—North	Des Plaines, IL	(1)	1,946	3,737	44	88		357	566	2,034	4,094	610	6,738	(594)	10/8/2010	1998	38
Chicago—O’Hare – South	Des Plaines, IL	(1)	2,122	1,434	71	70		164	353	2,192	1,598	424	4,214	(375)	10/8/2010	1999	40
Chicago—Downers Grove	Downers Grove, IL	(1)	2,592	3,321	53	112		919	1,086	2,704	4,240	1,139	8,083	(761)	10/8/2010	1996	36
Chicago—Elmhurst—O’Hare	Elmhurst, IL	(1)	1,728	2,769	42	111		378	672	1,839	3,147	714	5,700	(545)	10/8/2010	1997	37
Chicago—Gurnee	Gurnee, IL	(1)	1,557	2,759	37	122		19	196	1,679	2,778	233	4,690	(424)	10/8/2010	1997	37
Chicago—Hanover Park	Hanover Park, IL	(1)	4,217	1,081	38	40		424	568	4,257	1,505	606	6,368	(356)	10/8/2010	1999	39
Chicago—Hillside	Hillside, IL	(1)	1,661	1,134	49	63		370	629	1,724	1,504	678	3,906	(330)	10/8/2010	1999	39
Chicago—Itasca	Itasca, IL	(1)	1,419	2,764	46	88		73	283	1,507	2,837	329	4,673	(422)	10/8/2010	1996	36
Chicago—Lansing	Lansing, IL	(1)	1,778	2,399	44	91		326	592	1,869	2,725	636	5,230	(456)	10/8/2010	1998	38
Chicago—Lisle	Lisle, IL	(1)	1,908	2,176	42	71		400	537	1,979	2,576	579	5,134	(457)	10/8/2010	2000	40
Chicago—Lombard—Oak Brook	Lombard, IL	(1)	3,692	1,060	59	87		585	985	3,779	1,645	1,044	6,468	(505)	10/8/2010	1999	39
Chicago—Lombard—Yorktown Center	Lombard, IL	(1)	2,029	3,367	58	109		39	313	2,138	3,406	371	5,915	(531)	10/8/2010	1998	40
Chicago—Naperville—East	Naperville, IL	(1)	1,686	4,231	48	130		687	842	1,816	4,918	890	7,624	(762)	10/8/2010	1997	37
Chicago—Naperville—West	Naperville, IL	(1)	3,084	2,386	44	123		558	693	3,207	2,944	737	6,888	(550)	10/8/2010	1996	36
St. Louis—O’ Fallon, IL	O’Fallon, IL	(1)	1,099	2,897	34	48		171	233	1,147	3,068	267	4,482	(438)	10/8/2010	1998	38
Peoria—North	Peoria, IL	(1)	1,063	3,528	63	61		238	572	1,124	3,766	635	5,525	(503)	10/8/2010	2001	41
Rockford—I-90	Rockford, IL	(1)	1,046	1,989	38	55		94	238	1,101	2,083	276	3,460	(309)	10/8/2010	1997	47
Rockford—State Street	Rockford, IL	(1)	971	293	34	98		445	727	1,069	738	761	2,568	(341)	10/8/2010	1997	27
Chicago—Rolling Meadows	Rolling Meadows, IL	(1)	1,643	640	44	51		226	252	1,694	866	296	2,856	(259)	10/8/2010	1996	36
Chicago—Romeoville—Bollingbrook	Romeoville, IL	(1)	1,741	3,612	38	106		436	568	1,847	4,048	606	6,501	(613)	10/8/2010	1998	38
Chicago—Schaumburg	Schaumburg, IL	(1)	3,507	703	98	36		381	610	3,543	1,084	708	5,335	(366)	10/8/2010	2002	42
Chicago—Schaumburg—Convention Center	Schaumburg, IL	(1)	2,016	1,190	49	91		189	379	2,107	1,379	428	3,914	(350)	10/8/2010	1997	37
Chicago—Woodfield Mall	Schaumburg, IL	(1)	1,649	2,501	43	109		402	574	1,758	2,903	617	5,278	(494)	10/8/2010	1999	39
Chicago—Skokie	Skokie, IL	(1)	2,305	8,355	65	55		481	913	2,360	8,836	978	12,174	(1,064)	10/8/2010	2000	40
Chicago—Vernon Hills—Lake Forest	Vernon Hills, IL	(1)	2,471	4,030	60	27		291	653	2,498	4,321	713	7,532	(610)	10/8/2010	2000	40
Chicago—Vernon Hills—Lincolnshire	Vernon Hills, IL	(1)	2,467	1,053	66	75		541	898	2,542	1,594	964	5,100	(480)	10/8/2010	1999	39
Chicago—Waukegan	Waukegan, IL	(1)	1,230	680	41	41		113	189	1,271	793	230	2,294	(319)	10/8/2010	1997	22
Chicago—Westmont—Oak Brook	Westmont, IL	(1)	3,510	587	52	92		605	960	3,602	1,192	1,012	5,806	(449)	10/8/2010	1998	38
Evansville—East	Evansville, IN	(1)	387	2,295	34	73		92	242	460	2,387	276	3,123	(451)	10/8/2010	1997	27
Fort Wayne—North	Ft. Wayne, IN	(1)	402	1,755	34	70		59	199	472	1,814	233	2,519	(357)	10/8/2010	1996	26
Fort Wayne—South	Ft. Wayne, IN	(1)	937	3,992	37	77		265	247	1,014	4,257	284	5,555	(552)	10/8/2010	1997	37
Indianapolis—Airport	Indianapolis, IN	(1)	1,566	—	39	(7)		222	317	1,559	222	356	2,137	(249)	10/8/2010	1998	(3)
Indianapolis—Airport—W. Southern Ave.	Indianapolis, IN	(1)	1,505	1,103	77	113		92	438	1,618	1,195	515	3,328	(404)	10/8/2010	1998	40
Indianapolis—Castleton	Indianapolis, IN	(1)	558	2,108	40	59		216	318	617	2,324	358	3,299	(415)	10/8/2010	1999	39
Indianapolis—North—Carmel	Indianapolis, IN	(1)	812	851	29	40		47	204	852	898	233	1,983	(220)	10/8/2010	1990	30
Indianapolis—Northwest—College Park	Indianapolis, IN	(1)	363	945	28	36		105	271	399	1,050	299	1,748	(246)	10/8/2010	1991	32
Indianapolis—Northwest—I-465	Indianapolis, IN	(1)	1,385	4,782	66	89		269	386	1,474	5,051	452	6,977	(710)	10/8/2010	1998	41

			Initial Cost			Cost Capitalized Subsequent to Acquisition				Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements		Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Indianapolis - West 86th St.	Indianapolis, IN	(1)	581	2,330	40	116		216	322	697	2,546	362	3,605	(413)	10/8/2010	1998	39
Merrillville—US Rte. 30	Merrillville, IN	(1)	693	3,923	39	105		380	627	798	4,303	666	5,767	(522)	10/8/2010	1996	36
South Bend – Mishawaka – North	Mishawaka, IN	(1)	497	1,929	62	63		57	298	560	1,986	360	2,906	(384)	10/8/2010	2001	41
South Bend—Mishawaka—South	Mishawaka, IN	(1)	457	1,146	34	76		26	237	533	1,172	271	1,976	(284)	10/8/2010	1997	27
Kansas City—Lenexa—87th St.	Lenexa, KS	(1)	1,413	1,161	47	273		472	273	1,686	1,633	320	3,639	(438)	10/8/2010	1997	35
Kansas City—Lenexa—95th St.	Lenexa, KS	(1)	2,489	—	12	(1,292	)(5)	96	130	1,197	96	142	1,435	(84)	10/8/2010	1996	(3)
Kansas City—Shawnee Mission	Merriam, KS	(1)	1,255	2,489	49	64		164	347	1,319	2,653	396	4,368	(489)	10/8/2010	1997	32
Kansas City – Overland Park – Metcalf Ave	Overland Park, KS	(1)	1,103	4,652	61	73		256	261	1,176	4,908	322	6,406	(657)	10/8/2010	1997	41
Kansas City—Overland Park—Nall Ave.	Overland Park, KS	(1)	603	2,291	45	24		26	386	627	2,317	431	3,375	(429)	10/8/2010	1998	38
Kansas City—Overland Park—Quivira Rd.	Overland Park, KS	(1)	1,120	959	43	99		356	606	1,219	1,315	649	3,183	(539)	10/8/2010	1997	37
Wichita—East	Wichita, KS	(1)	809	1,375	35	45		38	226	854	1,413	261	2,528	(308)	10/8/2010	1997	27
Cincinnati—Covington	Covington, KY	(1)	880	5,352	38	41		62	236	921	5,414	274	6,609	(642)	10/8/2010	1997	37
Cincinnati—Florence	Florence, KY	(1)	549	1,850	33	100		46	216	649	1,896	249	2,794	(371)	10/8/2010	1996	26
Cincinnati—Florence	Florence, KY	(1)	827	2,575	37	90		85	229	917	2,660	266	3,843	(420)	10/8/2010	1997	37
Lexington—Nicholasville Road	Lexington, KY	(1)	1,415	4,119	45	77		168	249	1,492	4,287	294	6,073	(608)	10/8/2010	1996	31
Lexington—Patchen Village	Lexington, KY	(1)	860	—	25	123		127	169	983	127	194	1,304	(123)	10/8/2010	1986	(3)
Lexington—Tates Creek	Lexington, KY	(1)	910	1,692	29	191		249	229	1,101	1,941	258	3,300	(360)	10/8/2010	1987	27
Louisville—Alliant Avenue	Louisville, KY	(1)	812	2,628	48	47		60	242	859	2,688	290	3,837	(405)	10/8/2010	1998	39
Louisville—Dutchman	Louisville, KY	(1)	662	2,540	45	26		243	298	688	2,783	343	3,814	(477)	10/8/2010	1996	31
Louisville—Hurstbourne	Louisville, KY	(1)	656	439	30	164		107	153	820	546	183	1,549	(186)	10/8/2010	1988	28
Louisville—St. Matthews	Louisville, KY	(1)	949	—	26	(565	)(5)	272	224	384	272	250	906	(147)	10/8/2010	1989	(3)
Baton Rouge—Citiplace	Baton Rouge, LA	(1)	1,029	5,875	66	73		408	619	1,102	6,283	685	8,070	(983)	10/8/2010	2001	41
Baton Rouge—Sherwood Forest	Baton Rouge, LA	(1)	531	2,802	43	30		113	214	561	2,915	257	3,733	(581)	10/8/2010	1998	23
Shreveport—Bossier City	Bossier City, LA	(1)	1,130	4,480	41	47		48	148	1,177	4,528	189	5,894	(834)	10/8/2010	1997	22
New Orleans—Kenner	Kenner, LA	(1)	1,028	6,843	79	63		409	541	1,091	7,252	620	8,963	(1,019)	10/8/2010	2001	41
Lafayette—Airport	Lafayette, LA	(1)	436	2,212	38	66		62	325	502	2,274	363	3,139	(393)	10/8/2010	1998	38
New Orleans—Metairie	Metairie, LA	(1)	559	5,559	41	48		391	715	607	5,950	756	7,313	(701)	10/8/2010	1998	38
Lake Charles—Sulphur	Sulphur, LA	(1)	310	1,784	39	14		231	181	324	2,015	220	2,559	(404)	10/8/2010	1997	22
Boston—Braintree	Braintree, MA	(1)	2,599	9,110	90	57		402	580	2,656	9,512	670	12,838	(1,015)	10/8/2010	2002	42
Boston—Burlington	Burlington, MA	(1)	2,533	6,944	58	61		712	998	2,594	7,656	1,056	11,306	(1,065)	10/8/2010	1998	38
Boston—Danvers	Danvers, MA	(1)	1,334	5,659	38	53		111	293	1,387	5,770	331	7,488	(572)	10/8/2010	1998	47
Boston—Marlborough	Marlborough, MA	(1)	2,137	3,464	48	69		573	992	2,206	4,037	1,040	7,283	(674)	10/8/2010	1998	38
Foxboro—Norton	Norton, MA	(1)	2,153	4,729	98	40		387	480	2,193	5,116	578	7,887	(616)	10/8/2010	2003	43
Boston—Peabody	Peabody, MA	(1)	1,649	5,178	110	85		450	851	1,734	5,628	961	8,323	(748)	10/8/2010	1999	43
Boston—Tewksbury	Tewksbury, MA	(1)	1,547	4,378	58	57		322	542	1,604	4,700	600	6,904	(604)	10/8/2010	2001	41
Boston—Waltham	Waltham, MA	(1)	2,025	6,620	58	61		249	362	2,086	6,869	420	9,375	(860)	10/8/2010	1998	38
Boston—Waltham	Waltham, MA	(1)	1,851	7,411	72	93		569	1,080	1,944	7,980	1,152	11,076	(1,086)	10/8/2010	1999	39
Boston—Westborough—Computer Dr.	Westborough, MA	(1)	2,747	2,788	48	119		598	872	2,866	3,386	920	7,172	(619)	10/8/2010	1998	38
Boston—Westborough—Connector Road	Westborough, MA	(1)	3,154	1,519	57	45		303	512	3,199	1,822	569	5,590	(368)	10/8/2010	2001	41
Boston—Westborough—East Main Street	Westborough, MA	(1)	2,366	2,763	81	82		164	219	2,448	2,927	300	5,675	(448)	10/8/2010	2001	42
Boston—Woburn	Woburn, MA	(1)	1,879	4,426	48	71		412	821	1,950	4,838	869	7,657	(699)	10/8/2010	1998	39
Annapolis—Admiral Cochrane Drive	Annapolis, MD	(1)	2,121	5,919	52	55		367	806	2,176	6,286	858	9,320	(775)	10/8/2010	1999	39
Annapolis—Womack Drive	Annapolis, MD	(1)	1,376	4,684	131	44		330	469	1,420	5,014	600	7,034	(686)	10/8/2010	2004	45
Baltimore—Bel Air – Aberdeen	Bel Air, MD	(1)	1,768	5,344	110	31		2	228	1,799	5,346	338	7,483	(630)	10/8/2010	2004	44
Columbia—Columbia 100 Parkway	Columbia, MD	(1)	1,785	6,287	38	72		423	576	1,857	6,710	614	9,181	(910)	10/8/2010	1997	37
Columbia—Columbia Corporate Park	Columbia, MD	(1)	3,056	10,874	81	91		769	1,023	3,147	11,643	1,104	15,894	(1,349)	10/8/2010	1998	39
Columbia—Gateway Drive	Columbia, MD	(1)	2,241	5,038	42	67		681	865	2,308	5,719	907	8,934	(1,096)	10/8/2010	1997	27
Frederick—Westview Dr.	Frederick , MD	(1)	1,891	5,522	41	44		390	518	1,935	5,912	559	8,406	(822)	10/8/2010	1999	39
Washington, D.C.—Gaithersburg – North	Gaithersburg, MD	(1)	2,088	3,973	42	44		354	507	2,132	4,327	549	7,008	(663)	10/8/2010	1999	39
Washington, D.C.—Gaithersburg—South	Gaithersburg, MD	(1)	2,233	4,128	59	80		185	309	2,313	4,313	368	6,994	(560)	10/8/2010	1999	40
Washington, D.C.—Germantown	Germantown, MD	(1)	1,413	4,673	44	66		325	465	1,479	4,998	509	6,986	(781)	10/8/2010	1999	39
Washington, D.C.—Germantown	Germantown, MD	(1)	5,541	2,269	698	149		431	580	5,690	2,700	1,278	9,668	(386)	12/13/2012	1997	19
Baltimore—Glen Burnie	Glen Burnie, MD	(1)	2,374	9,428	132	51		319	419	2,425	9,747	551	12,723	(1,088)	10/8/2010	2004	44
Columbia—Laurel—Ft. Meade	Jessup, MD	(1)	1,505	5,910	112	57		320	630	1,562	6,230	742	8,534	(718)	10/8/2010	2004	44
Washington, D.C.—Landover	Landover, MD	(1)	3,119	5,378	39	42		260	397	3,161	5,638	436	9,235	(681)	10/8/2010	1998	38
Lexington Park—Pax River	Lexington Park, MD	(1)	1,206	5,140	48	53		324	544	1,259	5,464	592	7,315	(784)	10/8/2010	2000	40
Baltimore—BWl Airport	Linthicum Heights, MD	(1)	3,801	5,663	1,003	224		259	261	4,025	5,922	1,264	11,211	(468)	12/13/2012	1997	32

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Baltimore—BWI Airport	Linthicum, MD	(1)	2,316	8,515	43	108	530	915	2,424	9,045	958	12,427	(1,161)	10/8/2010	1997	37
Washington, D.C.—Rockville	Rockville, MD	(1)	5,800	9,696	64	75	302	779	5,875	9,998	843	16,716	(1,202)	10/8/2010	1999	39
Baltimore—Timonium	Timonium, MD	(1)	2,004	6,358	39	76	428	655	2,080	6,786	694	9,560	(844)	10/8/2010	1998	38
Portland—Scarborough	Scarborough, ME	(1)	828	4,601	52	64	157	355	892	4,758	407	6,057	(602)	10/8/2010	2001	41
Detroit—Ann Arbor—Briarwood Mall	Ann Arbor, MI	(1)	3,416	—	41	142	91	265	3,558	91	306	3,955	(212)	10/8/2010	1997	(4)
Detroit—Ann Arbor – University South	Ann Arbor, MI	(1)	955	1,139	42	111	35	207	1,066	1,174	249	2,489	(250)	10/8/2010	1997	41
Auburn Hills—University Drive	Auburn Hills, MI	(1)	1,363	588	59	94	140	304	1,457	728	363	2,548	(301)	10/8/2010	1999	39
Detroit—Auburn Hills—Featherstone Rd.	Auburn Hills, MI	(1)	1,226	3,584	75	131	340	295	1,357	3,924	370	5,651	(594)	10/8/2010	1999	41
Detroit—Auburn Hills—I -75	Auburn Hills, MI	(1)	1,948	—	47	137	460	755	2,085	460	802	3,347	(621)	10/8/2010	1997	(3)
Detroit—Canton	Canton, MI	(1)	1,501	—	59	107	68	211	1,608	68	270	1,946	(263)	10/8/2010	2001	(3)
Detroit—Dearborn	Dearborn, MI	(1)	1,018	2,051	77	71	86	232	1,089	2,137	309	3,535	(400)	10/8/2010	2002	42
Detroit—Farmington Hills	Farmington Hills, MI	(1)	1,084	570	41	114	(108)	245	1,198	462	286	1,946	(241)	10/8/2010	1997	37
Grand Rapids—Kentwood	Kentwood, MI	(1)	1,297	1,644	38	75	126	287	1,372	1,770	325	3,467	(328)	10/8/2010	1998	38
Detroit—Livonia	Livonia, MI	(1)	1,863	—	42	150	22	126	2,013	22	168	2,203	(256)	10/8/2010	1998	(4)
Detroit—Madison Heights	Madison Heights, MI	(1)	1,787	—	43	58	66	344	1,845	66	387	2,298	(215)	10/8/2010	1997	(4)
Detroit—Novi—Haggerty Road	Novi, MI	(1)	1,102	1,620	44	77	473	686	1,179	2,093	730	4,002	(675)	10/8/2010	1997	37
Detroit—Novi—Orchard Hill Place	Novi, MI	(1)	1,237	421	78	88	45	169	1,325	466	247	2,038	(249)	10/8/2010	2000	42
Detroit—Metropolitan Airport	Romulus, MI	(1)	1,161	2,462	83	58	38	234	1,219	2,500	317	4,036	(437)	10/8/2010	2001	41
Detroit—Roseville	Roseville, MI	(1)	1,204	2,742	71	52	188	304	1,256	2,930	375	4,561	(444)	10/8/2010	2001	41
Detroit—Southfield—I-696	Southfield, MI	(1)	1,746	—	84	75	138	255	1,821	138	339	2,298	(304)	10/8/2010	2002	(3)
Detroit—Southfield—Northwestern Hwy.	Southfield, MI	(1)	1,952	—	58	66	76	281	2,018	76	339	2,433	(295)	10/8/2010	1999	(3)
Detroit—Sterling Heights	Sterling Heights, MI	(1)	998	1,550	42	60	87	276	1,058	1,637	318	3,013	(300)	10/8/2010	1997	37
Detroit—Warren	Warren, MI	(1)	1,448	—	37	84	(227)	115	1,532	(227)	152	1,457	(142)	10/8/2010	1997	(3)
Minneapolis—Bloomington	Bloomington, MN	(1)	1,440	3,092	39	53	103	441	1,493	3,195	480	5,168	(449)	10/8/2010	1998	38
Minneapolis—Brooklyn Center	Brooklyn Center, MN	(1)	1,367	2,491	38	44	95	294	1,411	2,586	332	4,329	(425)	10/8/2010	1998	38
Minneapolis—Airport—Eagan	Eagan , MN	(1)	1,517	2,133	51	43	174	448	1,560	2,307	499	4,366	(353)	10/8/2010	1997	37
Minneapolis—Airport—Eagan	Eagan, MN	(1)	1,888	2,331	60	94	341	309	1,982	2,672	369	5,023	(457)	10/8/2010	1998	38
Minneapolis—Eden Prairie—Technology Drive	Eden Prairie, MN	(1)	1,199	2,289	36	37	353	531	1,236	2,642	567	4,445	(353)	10/8/2010	1998	38
Minneapolis—Eden Prairie—Valley View R	Eden Prairie, MN	(1)	1,614	3,658	39	67	272	393	1,681	3,930	432	6,043	(480)	10/8/2010	1998	38
Minneapolis—Maple Grove	Maple Grove, MN	(1)	2,543	560	38	50	76	182	2,593	636	220	3,449	(215)	10/8/2010	1998	38
Rochester—North	Rochester, MN	(1)	1,146	1,797	48	52	83	207	1,198	1,880	255	3,333	(320)	10/8/2010	2001	41
Rochester—South	Rochester, MN	(1)	1,119	1,439	50	57	38	196	1,176	1,477	246	2,899	(291)	10/8/2010	2001	41
Minneapolis—Woodbury	Woodbury, MN	(1)	1,805	2,559	43	34	313	657	1,839	2,872	700	5,411	(689)	10/8/2010	1999	39
St. Louis—Airport—Central	Bridgeton, MO	(1)	1,743	1,010	57	71	63	391	1,814	1,073	448	3,335	(343)	10/8/2010	1998	39
Columbia—Stadium Blvd.	Columbia, MO	(1)	734	2,511	91	62	164	182	796	2,675	273	3,744	(431)	10/8/2010	2003	43
St. Louis—Earth City	Earth City, MO	(1)	1,394	721	34	78	117	268	1,472	838	302	2,612	(266)	10/8/2010	1997	27
St. Louis—Airport—Chapel Ridge Road	Hazelwood, MO	(1)	1,047	—	33	72	90	221	1,119	90	254	1,463	(135)	10/8/2010	1992	(3)
St. Louis—Airport—N. Lindbergh Blvd.	Hazelwood, MO	(1)	1,096	1,583	44	48	209	349	1,144	1,792	393	3,329	(365)	10/8/2010	1996	36
Kansas City—Independence	Independence, MO	(1)	467	2,387	39	65	144	171	532	2,531	210	3,273	(566)	10/8/2010	1997	22
Kansas City—Airport—Plaza Circle	Kansas City, MO	(1)	603	992	40	101	155	264	704	1,147	304	2,155	(311)	10/8/2010	1997	37
Kansas City—Airport—Tiffany Springs	Kansas City, MO	(1)	811	3,292	52	72	98	298	883	3,390	350	4,623	(490)	10/8/2010	1998	38
Kansas City—Country Club Plaza	Kansas City, MO	(1)	1,028	5,114	46	48	259	513	1,076	5,373	559	7,008	(640)	10/8/2010	1998	38
Kansas City—Northeast—Worlds of Fun	Kansas City, MO	(1)	519	1,538	46	41	130	199	560	1,668	245	2,473	(428)	10/8/2010	1999	24
Kansas City—South	Kansas City, MO	(1)	1,742	—	44	50	232	260	1,792	232	304	2,328	(410)	10/8/2010	1997	(3)
St. Louis—Westport—Central	Maryland Heights, MO	(1)	829	2,112	48	47	154	227	876	2,266	275	3,417	(385)	10/8/2010	1999	39
St. Louis—Westport—East Lackland Rd.	Maryland Heights, MO	(1)	1,334	2,692	53	98	146	303	1,432	2,838	356	4,626	(521)	10/8/2010	1996	31
Springfield—South	Springfield, MO	(1)	777	3,170	40	72	11	241	849	3,181	281	4,311	(455)	10/8/2010	1997	37
St. Louis—Westport—Craig Road	St. Louis, MO	(1)	982	220	33	70	150	244	1,052	370	277	1,699	(195)	10/8/2010	1994	24
St. Louis—St. Peters	St. Peters, MO	(1)	1,165	3,797	44	49	134	255	1,214	3,931	299	5,444	(570)	10/8/2010	1997	37
Jackson—East Beasley Road	Jackson, MS	(1)	265	3,884	49	49	39	246	314	3,923	295	4,532	(514)	10/8/2010	1999	39
Jackson—North	Jackson, MS	(1)	256	3,381	40	119	88	276	375	3,469	316	4,160	(518)	10/8/2010	1997	32
Jackson—Ridgeland	Ridgeland, MS	(1)	345	3,103	33	80	14	194	425	3,117	227	3,769	(515)	10/8/2010	1996	26
Billings—West End	Billings, MT	(1)	936	3,915	97	86	24	154	1,022	3,939	251	5,212	(507)	10/8/2010	2003	43
Great Falls—Missouri River	Great Falls, MT	(1)	834	5,105	70	64	41	194	898	5,146	264	6,308	(600)	10/8/2010	2002	42
Asheville—Tunnel Rd.	Asheville, NC	(1)	2,216	2,559	38	57	64	201	2,273	2,623	239	5,135	(384)	10/8/2010	1998	38
Raleigh—Cary—Harrison Ave.	Cary, NC	(1)	791	1,353	33	39	33	195	830	1,386	228	2,444	(291)	10/8/2010	1996	26
Raleigh—Cary—Regency Parkway North	Cary, NC	(1)	903	4,357	44	22	80	250	925	4,437	294	5,656	(562)	10/8/2010	1998	38

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Raleigh—Cary—Regency Parkway South	Cary, NC	(1)	1,018	4,505	53	79	74	206	1,097	4,579	259	5,935	(559)	10/8/2010	1998	43
Charlotte—Airport	Charlotte, NC	(1)	1,982	636	67	92	681	802	2,074	1,317	869	4,260	(569)	10/8/2010	1998	33
Charlotte—Pineville—Park Rd	Charlotte, NC	(1)	1,111	3,250	60	55	461	630	1,166	3,711	690	5,567	(659)	10/8/2010	1999	39
Charlotte—Pineville—Pineville Matthews Rd.	Charlotte, NC	(1)	1,859	3,965	52	72	242	283	1,931	4,207	335	6,473	(570)	10/8/2010	1999	43
Charlotte—Tyvola Rd.	Charlotte, NC	(1)	1,563	727	54	44	372	572	1,607	1,099	626	3,332	(419)	10/8/2010	1998	38
Charlotte—Tyvola Rd.—Executive Park	Charlotte, NC	(1)	1,232	—	19	55	427	606	1,287	427	625	2,339	(293)	10/8/2010	1995	(3)
Charlotte—University Place	Charlotte, NC	(1)	1,208	2,903	44	(38)	407	636	1,170	3,310	680	5,160	(616)	10/8/2010	1998	39
Charlotte—University Place—E. McCullough Dr.	Charlotte, NC	(1)	1,045	—	35	56	475	602	1,101	475	637	2,213	(362)	10/8/2010	1996	(4)
Durham—Research Triangle Park	Durham, NC		603	1,556	292	64	19	170	667	1,575	462	2,704	(176)	12/13/2012	1997	19
Durham—Research Triangle Park	Durham, NC	(1)	63	984	33	62	79	254	125	1,063	287	1,475	(748)	10/8/2010	1996	26
Durham—Research Triangle Park	Durham, NC	(1)	2,519	351	42	22	23	191	2,541	374	233	3,148	(208)	10/8/2010	1998	26
Durham—RTP—Miami Blvd.—North	Durham, NC	(1)	1,215	2,397	54	57	122	167	1,272	2,519	221	4,012	(385)	10/8/2010	1998	40
Durham—RTP—Miami Blvd.—South	Durham, NC	(1)	1,405	2,370	107	76	134	375	1,481	2,504	482	4,467	(513)	10/8/2010	1998	42
Durham—University	Durham, NC	(1)	1,208	3,006	43	24	306	570	1,232	3,312	613	5,157	(680)	10/8/2010	1997	33
Durham—University—Ivy Creek Blvd.	Durham, NC	(1)	1,684	3,947	57	61	30	286	1,745	3,977	343	6,065	(621)	10/8/2010	1998	33
Fayetteville—Cross Creek Mall	Fayetteville, NC	(1)	3,725	9,586	56	77	189	580	3,802	9,775	636	14,213	(1,131)	10/8/2010	1999	39
Fayetteville—Owen Dr.	Fayetteville, NC	(1)	4,253	7,164	43	53	458	556	4,306	7,622	599	12,527	(1,029)	10/8/2010	1997	32
Greensboro—Airport	Greensboro, NC	(1)	1,017	1,618	56	51	59	146	1,068	1,677	202	2,947	(325)	10/8/2010	1999	42
Greensboro—Wendover Ave.	Greensboro, NC	(1)	1,047	—	33	89	73	232	1,136	73	265	1,474	(201)	10/8/2010	1995	(3)
Greensboro—Wendover Ave.—Big Tree Way	Greensboro, NC	(1)	1,220	1,866	46	97	390	622	1,317	2,256	668	4,241	(619)	10/8/2010	1996	31
Jacksonville—Camp Lejeune	Jacksonville, NC	(1)	4,815	10,609	38	58	304	204	4,873	10,913	242	16,028	(1,229)	10/8/2010	1998	38
Raleigh—RDU Airport	Morrisville, NC	(1)	833	3,939	43	27	105	250	860	4,044	293	5,197	(575)	10/8/2010	1997	32
Raleigh—Crabtree Valley	Raleigh, NC		1,276	2,350	493	92	10	186	1,368	2,360	679	4,407	(310)	12/13/2012	1998	20
Raleigh—North Raleigh	Raleigh, NC	(1)	634	1,414	34	36	119	266	670	1,533	300	2,503	(356)	10/8/2010	1996	26
Raleigh—North Raleigh	Raleigh, NC	(1)	1,120	4,043	38	43	323	492	1,163	4,366	530	6,059	(713)	10/8/2010	1997	37
Raleigh—North Raleigh	Raleigh, NC	(1)	956	2,771	43	64	152	298	1,020	2,923	341	4,284	(473)	10/8/2010	1997	32
Raleigh—Northeast	Raleigh, NC	(1)	1,219	2,471	40	41	84	214	1,260	2,555	254	4,069	(361)	10/8/2010	1999	38
Wilmington—New Centre Drive	Wilmington, NC	(1)	713	3,123	39	57	59	217	770	3,182	256	4,208	(414)	10/8/2010	1998	44
Winston-Salem—Hanes Mall Blvd.	Winston- Salem, NC	(1)	776	2,573	40	65	80	217	841	2,653	257	3,751	(402)	10/8/2010	1996	32
Winston-Salem—University Parkway	Winston- Salem, NC	(1)	1,003	1,531	44	11	26	165	1,014	1,557	209	2,780	(384)	10/8/2010	1998	24
Omaha—West	Omaha, NE	(1)	1,117	2,601	39	68	117	218	1,185	2,718	257	4,160	(494)	10/8/2010	1997	27
Nashua—Manchester	Nashua, NH	(1)	2,526	1,771	58	43	350	602	2,569	2,121	660	5,350	(410)	10/8/2010	2001	41
Mt. Olive—Budd Lake	Budd Lake, NJ	(1)	835	3,898	103	107	397	575	942	4,295	678	5,915	(701)	10/8/2010	2003	43
Philadelphia—Cherry Hill	Cherry Hill, NJ	(1)	337	2,660	32	29	156	296	366	2,816	328	3,510	(387)	10/8/2010	1998	38
Meadowlands—East Rutherford	E.Rutherford, NJ	(1)	957	6,141	61	81	925	965	1,038	7,066	1,026	9,130	(1,098)	10/8/2010	1999	39
Edison—Raritan Center	Edison, NJ	(1)	1,363	8,976	48	108	594	904	1,471	9,570	952	11,993	(1,254)	10/8/2010	1997	37
Elizabeth—Newark Airport	Elizabeth, NJ	(1)	202	11,175	119	61	751	835	263	11,926	954	13,143	(2,333)	10/8/2010	2002	42
Somerset—Franklin	Franklin, NJ	(1)	761	4,096	63	53	412	565	814	4,508	628	5,950	(785)	10/8/2010	2001	41
Philadelphia—Maple Shade	Maple Shade, NJ	(1)	464	2,987	43	20	238	183	484	3,225	226	3,935	(604)	10/8/2010	1998	23
Philadelphia—Mt. Laurel—Pacilli Place	Mt Laurel, NJ	(1)	455	4,318	58	42	39	424	497	4,357	482	5,336	(534)	10/8/2010	1999	39
Philadelphia—Mt. Laurel -Crawford Place	Mt Laurel, NJ	(1)	313	2,632	31	32	180	308	345	2,812	339	3,496	(397)	10/8/2010	1998	38
Piscataway—Rutgers University	Piscataway, NJ	(1)	907	6,348	62	168	591	775	1,075	6,939	837	8,851	(1,041)	10/8/2010	1998	38
Princeton—West Windsor	Princeton, NJ	(1)	3,758	2,042	45	38	438	635	3,796	2,480	680	6,956	(486)	10/8/2010	2000	40
Ramsey—Upper Saddle River	Ramsey, NJ	(1)	704	5,013	64	40	525	640	744	5,538	704	6,986	(790)	10/8/2010	2001	41
Red Bank—Middletown	Red Bank, NJ	(1)	2,846	2,652	52	46	540	708	2,892	3,192	760	6,844	(570)	10/8/2010	2000	40
Meadowlands—Rutherford	Rutherford, NJ	(1)	1,972	4,661	49	75	602	798	2,047	5,263	847	8,157	(878)	10/8/2010	1999	39
Princeton—South Brunswick	S. Brunswick, NJ	(1)	761	3,728	50	108	453	791	869	4,181	841	5,891	(904)	10/8/2010	1999	39
Secaucus—Meadowlands	Secaucus, NJ	(1)	1,644	13,946	122	97	651	789	1,741	14,597	911	17,249	(1,658)	10/8/2010	2002	42
Secaucus—New York City Area	Secaucus, NJ	(1)	307	20,368	73	76	1,042	1,242	383	21,410	1,315	23,108	(6,151)	10/8/2010	2000	40
Hanover—Parsippany	Whippany, NJ	(1)	3,549	6,181	60	80	773	927	3,629	6,954	987	11,570	(1,084)	10/8/2010	1998	38
Newark—Woodbridge	Woodbridge, NJ	(1)	1,814	9,316	61	123	867	1,090	1,937	10,183	1,151	13,271	(1,468)	10/8/2010	1999	39
Albuquerque—Airport	Albuquerque, NM	(1)	747	2,314	47	60	84	241	807	2,398	288	3,493	(534)	10/8/2010	1999	24
Albuquerque—Northeast	Albuquerque, NM	(1)	1,012	1,233	42	42	103	182	1,054	1,336	224	2,614	(402)	10/8/2010	1998	23
Albuquerque—Rio Rancho	Albuquerque, NM	(1)	1,051	4,453	38	28	66	215	1,079	4,519	253	5,851	(544)	10/8/2010	1998	38
Albuquerque—Rio Rancho Blvd.	Rio Rancho, NM	(1)	1,561	5,734	51	46	149	267	1,607	5,883	318	7,808	(710)	10/8/2010	1998	39
Las Vegas—Boulder Highway	Las Vegas, NV	(1)	1,804	—	41	48	149	300	1,852	149	341	2,342	(208)	10/8/2010	1992	(4)
Las Vegas—East Flamingo	Las Vegas, NV	(1)	1,914	3,649	56	39	196	365	1,953	3,845	421	6,219	(614)	10/8/2010	1998	38

			Initial Cost			Cost Capitalized Subsequent to Acquisition				Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements		Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Las Vegas—Midtown	Las Vegas, NV	(1)	1,782	3,495	45	42		71	292	1,824	3,566	337	5,727	(502)	10/8/2010	1998	38
Las Vegas—Valley View	Las Vegas, NV	(1)	2,230	7,604	64	42		209	452	2,272	7,813	516	10,601	(1,022)	10/8/2010	1995	32
Reno—South Meadows	Reno, NV	(1)	1,771	4,821	84	41		125	161	1,812	4,946	245	7,003	(586)	10/8/2010	2002	42
Albany – SUNY	Albany, NY	(1)	1,246	6,462	47	48		659	883	1,294	7,121	930	9,345	(952)	10/8/2010	1996	36
Buffalo—Amherst	Amherst, NY	(1)	665	5,464	43	65		380	785	730	5,844	828	7,402	(816)	10/8/2010	1997	37
Long Island—Bethpage	Bethpage, NY	(1)	4,024	7,727	44	70		204	458	4,094	7,931	502	12,527	(897)	10/8/2010	1999	39
Syracuse—Dewitt	East Syracuse, NY	(1)	669	4,692	43	154		537	727	823	5,229	770	6,822	(832)	10/8/2010	1996	36
White Plains—Elmsford	Elmsford, NY	(1)	1,124	12,986	74	110		751	941	1,234	13,737	1,015	15,986	(1,535)	10/8/2010	2000	40
Fishkill—Route 9	Fishkill, NY	(1)	1,616	6,316	47	46		92	223	1,662	6,408	270	8,340	(754)	10/8/2010	1998	38
Fishkill—Westage Center	Fishkill, NY	(1)	946	5,653	111	72		380	561	1,018	6,033	672	7,723	(749)	10/8/2010	2004	44
Long Island—Melville	Melville, NY	(1)	7,498	10,315	73	75		193	568	7,573	10,508	641	18,722	(1,171)	10/8/2010	2000	40
Rochester—Greece	Rochester, NY	(1)	1,005	4,662	45	36		535	816	1,041	5,197	861	7,099	(766)	10/8/2010	1996	36
Rochester—Henrietta	Rochester, NY	(1)	1,061	7,451	45	41		260	743	1,102	7,711	788	9,601	(977)	10/8/2010	1996	36
New York City—LaGuardia Airport	Whitestone, NY	(1)	8,634	14,468	84	100		460	820	8,734	14,928	904	24,566	(1,558)	10/8/2010	2001	41
Cincinnati—Blue Ash	Blue Ash, OH	(1)	956	697	46	73		56	296	1,029	753	342	2,124	(272)	10/8/2010	1997	38
Cincinnati – Blue Ash – Kenwood Road	Blue Ash, OH	(1)	928	2,223	50	43		66	248	971	2,289	298	3,558	(444)	10/8/2010	1998	29
Cincinnati – Blue Ash – Reagan Highway	Blue Ash, OH	(1)	535	651	28	73		32	184	608	683	212	1,503	(183)	10/8/2010	1991	31
Cleveland—Brooklyn	Brooklyn, OH	(1)	1,006	3,280	42	61		50	315	1,067	3,330	357	4,754	(484)	10/8/2010	1999	39
Columbus—East	Columbus, OH	(1)	1,036	—	29	113		48	207	1,149	48	236	1,433	(153)	10/8/2010	1989	(3)
Columbus—Easton	Columbus, OH	(1)	1,185	4,416	50	110		241	375	1,295	4,657	425	6,377	(616)	10/8/2010	1999	39
Columbus—North	Columbus, OH	(1)	824	1,251	43	55		86	261	879	1,337	304	2,520	(304)	10/8/2010	1997	37
Columbus—Polaris	Columbus, OH	(1)	1,431	5,351	61	91		481	867	1,522	5,832	928	8,282	(722)	10/8/2010	1998	39
Columbus—Worthington	Columbus, OH	(1)	781	1,115	36	65		238	228	846	1,353	264	2,463	(326)	10/8/2010	1998	38
Akron—Copley	Copley, OH	(1)	795	240	44	60		62	225	855	302	269	1,426	(191)	10/8/2010	1996	26
Akron—Copley	Copley, OH	(1)	875	1,080	35	57		74	230	932	1,154	265	2,351	(236)	10/8/2010	1997	37
Dayton—North	Dayton, OH	(1)	813	3,567	49	93		150	282	906	3,717	331	4,954	(527)	10/8/2010	2000	40
Dayton—South	Dayton, OH	(1)	500	1,899	29	58		203	213	558	2,102	242	2,902	(360)	10/8/2010	1989	29
Columbus—Dublin	Dublin, OH	(1)	1,329	1,294	38	45		117	416	1,374	1,411	454	3,239	(298)	10/8/2010	1998	38
Columbus—Sawmill Rd.	Dublin, OH	(1)	577	460	28	57		89	206	634	549	234	1,417	(188)	10/8/2010	1990	30
Columbus—Tuttle	Dublin, OH	(1)	863	3,396	50	28		30	202	891	3,426	252	4,569	(450)	10/8/2010	1998	40
Dayton—Fairborn	Fairborn, OH	(1)	757	2,848	34	73		84	257	830	2,932	291	4,053	(529)	10/8/2010	1997	27
Cincinnati—Fairfield	Fairfield, OH	(1)	459	1,293	28	91		61	155	550	1,354	183	2,087	(263)	10/8/2010	1989	29
Findlay—Tiffin Avenue	Findlay, OH		671	2,596	77	75		65	249	746	2,661	326	3,733	(419)	10/8/2010	1999	43
Toledo—Holland	Holland, OH	(1)	1,002	2,986	45	38		74	206	1,040	3,060	251	4,351	(421)	10/8/2010	1997	37
Toledo—Maumee	Maumee, OH	(1)	912	740	34	72		(100)	178	984	640	212	1,836	(229)	10/8/2010	1997	27
Cleveland—Middleburg Heights	Middleburg Heights, OH	(1)	980	727	33	56		75	265	1,036	802	298	2,136	(253)	10/8/2010	1997	27
Cleveland—Airport—North Olmsted	North Olmsted, OH	(1)	1,169	909	45	55		123	355	1,224	1,032	400	2,656	(321)	10/8/2010	1998	38
Cleveland—North Olmsted—Great Northern Mall	North Olmsted, OH	(1)	1,079	563	41	70		26	312	1,149	589	353	2,091	(240)	10/8/2010	1997	27
Cleveland—Beachwood	Orange, OH	(1)	1,619	—	76	38		85	317	1,657	85	393	2,135	(264)	10/8/2010	2002	(3)
Cleveland—Beachwood	Orange, OH	(1)	1,288	2,514	59	30		139	335	1,318	2,653	394	4,365	(438)	10/8/2010	1999	39
Cincinnati—Sharonville	Sharonville, OH	(1)	972	932	46	45		87	260	1,017	1,019	306	2,342	(281)	10/8/2010	1996	31
Cincinnati – Springdale – I-275	Springdale, OH	(1)	852	1,843	45	47		108	259	899	1,951	304	3,154	(372)	10/8/2010	1996	31
Cincinnati – Springdale – Tri-County Mall	Springdale, OH	(1)	1,052	—	28	(768	)(5)	108	196	284	108	224	616	(126)	10/8/2010	1988	(3)
Cleveland—Westlake	Westlake, OH	(1)	1,569	1,329	36	46		109	190	1,615	1,438	226	3,279	(264)	10/8/2010	1997	40
Oklahoma City—Airport	Oklahoma City, OK	(1)	1,197	1,835	37	62		80	268	1,259	1,915	305	3,479	(316)	10/8/2010	1997	37
Oklahoma City—Northwest	Oklahoma City, OK	(1)	1,252	3,553	47	70		103	303	1,322	3,656	350	5,328	(477)	10/8/2010	1998	41
Oklahoma City—NW Expressway	Oklahoma City, OK	(1)	1,152	2,983	43	57		163	335	1,209	3,146	378	4,733	(462)	10/8/2010	1999	39
Tulsa—Central	Tulsa, OK	(1)	900	4,798	43	40		230	281	940	5,028	324	6,292	(695)	10/8/2010	1997	32
Tulsa—Midtown	Tulsa, OK	(1)	807	2,461	35	68		72	263	875	2,533	298	3,706	(466)	10/8/2010	1997	27
Portland—Beaverton	Beaverton, OR	(1)	3,210	4,410	50	53		594	887	3,263	5,004	937	9,204	(856)	10/8/2010	1997	32
Portland—Beaverton—Eider Court	Beaverton, OR	(1)	1,856	5,825	44	34		308	616	1,890	6,133	660	8,683	(713)	10/8/2010	1998	38
Portland—Hillsboro	Hillsboro, OR	(1)	4,174	8,101	63	56		497	734	4,230	8,598	797	13,625	(950)	10/8/2010	1998	40
Portland—Gresham	Portland, OR	(1)	2,009	2,822	38	47		171	371	2,056	2,993	409	5,458	(425)	10/8/2010	1998	38
Salem—North	Salem, OR	(1)	1,490	2,141	42	11		42	139	1,501	2,183	181	3,865	(456)	10/8/2010	1998	24
Eugene—Springfield	Springfield, OR	(1)	1,431	2,879	41	10		64	229	1,441	2,943	270	4,654	(596)	10/8/2010	1997	22
Portland—Tigard	Tigard, OR	(1)	3,425	4,456	48	53		571	890	3,478	5,027	938	9,443	(856)	10/8/2010	1998	33
Philadelphia—Bensalem	Bensalem, PA	(1)	1,408	6,689	38	65		266	466	1,473	6,955	504	8,932	(774)	10/8/2010	1998	38

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Allentown—Bethlehem	Bethlehem, PA	(1)	1,054	3,922	96	36	132	354	1,090	4,054	450	5,594	(518)	10/8/2010	2003	43
Pittsburgh—Carnegie	Carnegie, PA	(1)	697	6,689	41	73	503	643	770	7,192	684	8,646	(928)	10/8/2010	1997	37
Philadelphia—Exton	Exton, PA	(1)	2,343	2,198	44	95	501	620	2,438	2,699	664	5,801	(534)	10/8/2010	1999	39
Philadelphia—Horsham—Dresher Rd.	Horsham, PA	(1)	1,691	5,111	49	59	742	928	1,750	5,853	977	8,580	(935)	10/8/2010	1998	38
Philadelphia—Horsham—Welsh Rd.	Horsham, PA	(1)	1,815	2,708	68	29	540	731	1,844	3,248	799	5,891	(614)	10/8/2010	2001	41
Philadelphia—King of Prussia	King of Prussia, PA	(1)	2,871	7,293	58	111	737	932	2,982	8,030	990	12,002	(1,124)	10/8/2010	1998	38
Philadelphia—Malvern—Great Valley	Malvern, PA	(1)	1,772	2,699	44	64	504	600	1,836	3,203	644	5,683	(578)	10/8/2010	1999	39
Philadelphia—Malvern—Swedesford Rd.	Malvern, PA	(1)	78	4,384	40	51	568	706	129	4,952	746	5,827	(1,047)	10/8/2010	1999	39
Pittsburgh—Monroeville	Monroeville, PA	(1)	1,731	10,487	42	63	442	605	1,794	10,929	647	13,370	(1,270)	10/8/2010	1999	39
Philadelphia—Airport—Bartram Ave.	Philadelphia, PA	(1)	1,654	7,808	52	77	169	599	1,731	7,977	651	10,359	(908)	10/8/2010	1998	38
Philadelphia—Airport—Tinicum Blvd.	Philadelphia, PA	(1)	1,610	9,057	57	49	363	855	1,659	9,420	912	11,991	(1,068)	10/8/2010	1998	38
Pittsburgh—Airport	Pittsburgh, PA	(1)	806	6,583	53	70	15	267	876	6,598	320	7,794	(778)	10/8/2010	1998	39
Wilkes-Barre—Hwy. 315	Plains Township, PA		852	3,670	108	125	85	189	977	3,755	297	5,029	(513)	10/8/2010	2003	43
Philadelphia—Plymouth Meeting	Plymouth Meeting, PA	(1)	1,111	7,505	120	117	1,337	854	1,228	8,842	974	11,044	(1,149)	10/8/2010	2003	43
Pittsburgh—West Mifflin	West Mifflin, PA	(1)	885	7,893	95	49	386	548	934	8,279	643	9,856	(948)	10/8/2010	2003	43
Providence—East Providence	East Providence, RI	(1)	1,632	6,713	70	70	398	641	1,702	7,111	711	9,524	(818)	10/8/2010	2002	42
Providence—Airport	Warwick, RI	(1)	1,104	2,403	116	68	239	367	1,172	2,642	483	4,297	(502)	10/8/2010	1997	44
Providence – Warwick	Warwick, RI	(1)	1,563	4,097	69	77	74	266	1,640	4,171	335	6,146	(551)	10/8/2010	2001	41
Providence —West Warwick	West Warwick, RI	(1)	1,245	5,104	66	52	125	257	1,297	5,229	323	6,849	(624)	10/8/2010	2001	41
Columbia—Ft. Jackson	Columbia, SC	(1)	1,397	4,865	44	46	109	259	1,443	4,974	303	6,720	(685)	10/8/2010	1997	32
Columbia—West—Interstate 126	Columbia, SC	(1)	896	2,918	43	88	77	288	984	2,995	331	4,310	(495)	10/8/2010	1996	31
Columbia—West—Stoneridge Dr.	Columbia, SC	(1)	554	1,437	33	102	109	178	656	1,546	211	2,413	(331)	10/8/2010	1995	25
Greenville—Airport	Greenville, SC	(1)	727	3,464	40	30	49	242	757	3,513	282	4,552	(471)	10/8/2010	1996	36
Greenville—Haywood Mall	Greenville, SC	(1)	672	1,082	33	79	78	203	751	1,160	236	2,147	(283)	10/8/2010	1995	25
Columbia—Harbison	Irmo, SC	(1)	816	3,607	59	60	200	260	876	3,807	319	5,002	(495)	10/8/2010	1999	44
Charleston—Mt. Pleasant	Mt. Pleasant, SC	(1)	1,713	5,571	39	65	486	669	1,778	6,057	708	8,543	(816)	10/8/2010	1998	38
Charleston—Northwoods Blvd.	N. Charleston, SC	(1)	563	2,087	35	48	243	544	611	2,330	579	3,520	(425)	10/8/2010	1996	26
Charleston—Airport	N. Charleston, SC	(1)	1,580	5,652	49	68	114	343	1,648	5,766	392	7,806	(768)	10/8/2010	1999	39
Charleston—North Charleston	N. Charleston, SC	(1)	1,124	4,483	46	88	1,021	722	1,212	5,504	768	7,484	(859)	10/8/2010	1996	31
Spartanburg—Asheville Hwy.	Spartanburg, SC	(1)	708	1,721	40	36	135	162	744	1,856	202	2,802	(419)	10/8/2010	1995	20
Nashville—Brentwood	Brentwood, TN	(1)	668	1,588	33	34	41	200	702	1,629	233	2,564	(373)	10/8/2010	1990	20
Nashville—Brentwood—South	Brentwood, TN	(1)	1,271	3,746	44	41	48	256	1,312	3,794	300	5,406	(544)	10/8/2010	1996	31
Chattanooga—Airport	Chattanooga, TN	(1)	1,045	3,840	44	41	134	274	1,086	3,974	318	5,378	(588)	10/8/2010	1996	31
Nashville—Franklin—Cool Springs	Franklin, TN	(1)	1,898	3,263	46	51	74	258	1,949	3,337	304	5,590	(525)	10/8/2010	1998	33
Knoxville—Cedar Bluff	Knoxville, TN	(1)	768	3,224	36	37	84	169	805	3,308	205	4,318	(484)	10/8/2010	1997	32
Knoxville—West Hills	Knoxville, TN	(1)	570	1,826	29	44	29	186	614	1,855	215	2,684	(317)	10/8/2010	1990	30
Memphis—Airport	Memphis, TN	(1)	329	1,900	66	30	64	294	359	1,964	360	2,683	(379)	10/8/2010	1998	38
Memphis—Apple Tree	Memphis, TN	(1)	1,052	—	29	35	129	279	1,087	129	308	1,524	(151)	10/8/2010	1990	(3)
Memphis—Cordova	Memphis, TN	(1)	736	1,937	34	37	98	198	773	2,035	232	3,040	(385)	10/8/2010	1996	26
Memphis—Mt. Moriah	Memphis, TN	(1)	827	1,670	45	150	713	287	977	2,383	332	3,692	(466)	10/8/2010	1999	39
Memphis—Poplar Avenue	Memphis, TN	(1)	1,445	4,416	60	52	150	245	1,497	4,566	305	6,368	(600)	10/8/2010	1999	39
Memphis—Quail Hollow	Memphis, TN	(1)	849	3,071	42	35	69	262	884	3,140	304	4,328	(453)	10/8/2010	1999	39
Memphis—Sycamore View	Memphis, TN	(1)	532	1,939	50	53	84	250	585	2,023	300	2,908	(359)	10/8/2010	1997	33
Memphis—Wolfchase Galleria	Memphis, TN	(1)	1,137	5,177	75	72	—	351	1,209	5,177	426	6,812	(658)	10/8/2010	1999	41
Nashville—Airport	Nashville, TN	(1)	1,033	3,649	42	90	121	260	1,123	3,770	302	5,195	(527)	10/8/2010	1997	32
Nashville—Airport—Briley Pkwy.	Nashville, TN	(1)	1,008	1,455	39	6	63	118	1,014	1,518	157	2,689	(328)	10/8/2010	1997	22
Nashville—Airport—Elm Hill Pike	Nashville, TN	(1)	812	1,543	33	82	29	186	894	1,572	219	2,685	(337)	10/8/2010	1993	23
Nashville—Airport—Music City	Nashville, TN	(1)	2,779	2,379	56	30	34	296	2,809	2,413	352	5,574	(417)	10/8/2010	1997	32
Nashville—Vanderbilt	Nashville, TN	(1)	1,918	9,993	78	38	321	542	1,956	10,314	620	12,890	(1,074)	10/8/2010	2002	42
Amarillo—West	Amarillo, TX	(1)	489	3,478	45	46	87	289	535	3,565	334	4,434	(474)	10/8/2010	2000	40
Arlington	Arlington, TX	(1)	1,155	871	43	54	800	804	1,209	1,671	847	3,727	(717)	10/8/2010	1995	30
Arlington—Six Flags	Arlington, TX	(1)	814	4,330	57	75	86	316	889	4,416	373	5,678	(759)	10/8/2010	1997	27
Austin—Round Rock—South	Austin , TX	(1)	676	3,755	96	55	405	667	731	4,160	763	5,654	(660)	10/8/2010	2003	43
Austin—Arboretum—Capital of Texas Hwy.	Austin, TX	(1)	734	4,455	43	69	454	590	803	4,909	633	6,345	(627)	10/8/2010	1999	39
Austin—Arboretum—North	Austin, TX	(1)	1,080	5,322	56	42	(12)	687	1,122	5,310	743	7,175	(670)	10/8/2010	1998	40
Austin—Arboretum—South	Austin, TX	(1)	1,059	2,857	44	72	756	1,014	1,131	3,613	1,058	5,802	(756)	10/8/2010	1995	30
Austin—Downtown—6th St.	Austin, TX	(1)	1,915	12,925	50	55	244	466	1,970	13,169	516	15,655	(1,394)	10/8/2010	2000	40

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Austin - Downtown - Town Lake	Austin, TX	(1)	3,043	11,933	58	55	298	809	3,098	12,231	867	16,196	(1,482)	10/8/2010	1998	38
Austin—Metro	Austin, TX	(1)	677	1,768	53	46	47	285	723	1,815	338	2,876	(333)	10/8/2010	1998	41
Austin—North Central	Austin, TX	(1)	1,711	—	58	64	290	477	1,775	290	535	2,600	(321)	10/8/2010	1998	(3)
Austin—Northwest—Lakeline Mall	Austin, TX	(1)	601	2,842	75	74	403	721	675	3,245	796	4,716	(600)	10/8/2010	2002	42
Austin—Northwest—Research Park	Austin, TX	(1)	1,028	5,422	59	87	399	862	1,115	5,821	921	7,857	(783)	10/8/2010	1998	41
Austin—Round Rock—North	Austin, TX	(1)	604	3,676	50	65	59	349	669	3,735	399	4,803	(667)	10/8/2010	1998	28
Austin—Southwest	Austin, TX	(1)	4,628	3,811	84	49	469	764	4,677	4,280	848	9,805	(703)	10/8/2010	2002	42
Austin—West	Austin, TX	(1)	549	1,667	49	25	91	223	574	1,758	272	2,604	(435)	10/8/2010	1998	23
Dallas—Bedford	Bedford, TX	(1)	540	2,600	53	109	41	192	649	2,641	245	3,535	(396)	10/8/2010	1998	41
Corpus Christi—Staples	Corpus, TX	(1)	1,246	5,337	47	81	66	277	1,327	5,403	324	7,054	(710)	10/8/2010	1998	38
Dallas—Coit Road	Dallas, TX	(1)	555	1,430	42	59	101	282	614	1,531	324	2,469	(346)	10/8/2010	1994	29
Dallas—Frankford Road	Dallas, TX	(1)	891	1,301	131	65	354	355	956	1,655	486	3,097	(457)	10/8/2010	2002	42
Dallas—Greenville Avenue	Dallas, TX	(1)	581	3,125	42	52	125	302	633	3,250	344	4,227	(480)	10/8/2010	1998	38
Dallas—Market Center	Dallas, TX	(1)	748	4,625	71	63	33	248	811	4,658	319	5,788	(579)	10/8/2010	1997	39
Dallas—North Addison—Tollway	Dallas, TX	(1)	493	1,268	39	27	68	238	520	1,336	277	2,133	(290)	10/8/2010	1993	31
Dallas—North Park	Dallas, TX	(1)	581	3,317	50	54	164	380	635	3,481	430	4,546	(571)	10/8/2010	1997	35
El Paso—Airport	El Paso, TX	(1)	951	6,206	55	62	182	306	1,013	6,388	361	7,762	(864)	10/8/2010	1997	32
El Paso—West	El Paso, TX	(1)	918	3,271	34	46	93	260	964	3,364	294	4,622	(557)	10/8/2010	1997	27
Dallas—Farmers Branch	Farmers Branch, TX	(1)	511	1,451	38	47	27	234	558	1,478	272	2,308	(327)	10/8/2010	1998	28
Fort Worth—City View	Fort Worth, TX	(1)	724	2,888	43	60	208	279	784	3,096	322	4,202	(473)	10/8/2010	1999	39
Fort Worth—Fossil Creek	Fort Worth, TX	(1)	695	3,944	50	(10)	79	198	685	4,023	248	4,956	(511)	10/8/2010	1998	40
Fort Worth—Fossil Creek	Fort Worth, TX	(1)	600	2,253	43	22	272	167	622	2,525	210	3,357	(547)	10/8/2010	1998	23
Fort Worth—Medical Center	Fort Worth, TX	(1)	1,811	3,954	39	39	153	258	1,850	4,107	297	6,254	(623)	10/8/2010	1996	31
Fort Worth—Southwest	Fort Worth, TX	(1)	1,102	3,734	46	46	90	176	1,148	3,824	222	5,194	(474)	10/8/2010	1998	40
Houston—Galleria—Uptown	Houston, TX	(1)	890	9,696	66	61	310	731	951	10,006	797	11,754	(1,192)	10/8/2010	1998	38
Houston—Galleria – Westheimer	Houston, TX	(1)	729	9,020	45	53	427	580	782	9,447	625	10,854	(1,054)	10/8/2010	1999	39
Houston—Greenspoint	Houston, TX	(1)	381	840	39	111	446	811	492	1,286	850	2,628	(499)	10/8/2010	1998	28
Houston—Greenway Plaza	Houston, TX	(1)	603	8,266	46	73	417	576	676	8,683	622	9,981	(994)	10/8/2010	1998	38
Houston – Katy Freeway—Energy Corridor	Houston, TX		2,040	5,507	549	—	(1)	1	2,040	5,506	550	8,096	—	12/31/2013	1998	35
Houston—Katy Frwy—Beltway 8	Houston, TX	(1)	304	2,701	44	72	555	723	376	3,256	767	4,399	(624)	10/8/2010	1999	39
Houston—Med. Ctr.—Braeswood Blvd.	Houston, TX	(1)	998	10,111	122	108	422	764	1,106	10,533	886	12,525	(1,288)	10/8/2010	1997	38
Houston—Med. Ctr.—Reliant Pk.—Fannin St.	Houston, TX	(1)	1,311	7,833	53	141	826	1,245	1,452	8,659	1,298	11,409	(1,460)	10/8/2010	1995	30
Houston—Med. Ctr.—Reliant Pk.—La Concha Ln.	Houston, TX	(1)	544	5,470	60	58	23	245	602	5,493	305	6,400	(670)	10/8/2010	1997	39
Houston—NASA—Johnson Space Center	Houston, TX	(1)	535	4,068	44	112	889	307	647	4,957	351	5,955	(692)	10/8/2010	1998	38
Houston—Northwest	Houston, TX	(1)	499	4,878	50	34	150	184	533	5,028	234	5,795	(590)	10/8/2010	1997	39
Houston—Northwest	Houston, TX	(1)	306	2,264	48	15	59	218	321	2,323	266	2,910	(520)	10/8/2010	1998	23
Houston—Sugar Land	Houston, TX		1,882	5,904	549	—	—	1	1,882	5,904	550	8,336	—	12/31/2013	1998	35
Houston—West Oaks	Houston, TX	(1)	330	2,247	48	9	119	153	339	2,366	201	2,906	(487)	10/8/2010	1998	23
Houston—Westchase—Richmond	Houston, TX	(1)	286	3,074	38	49	68	225	335	3,142	263	3,740	(420)	10/8/2010	1998	43
Houston—Westchase—Westheimer	Houston, TX	(1)	646	6,571	43	53	645	1,019	699	7,216	1,062	8,977	(1,278)	10/8/2010	1997	27
Houston—Willowbrook	Houston, TX	(1)	836	4,187	48	83	708	1,000	919	4,895	1,048	6,862	(928)	10/8/2010	1995	30
Houston—Willowbrook—HWY 249	Houston, TX	(1)	329	3,432	38	67	314	238	396	3,746	276	4,418	(535)	10/8/2010	1998	38
Dallas—DFW Airport N.	Irving, TX	(1)	698	1,510	130	84	29	360	782	1,539	490	2,811	(416)	10/8/2010	2003	43
Dallas—Irving	Irving, TX	(1)	539	1,701	45	28	26	137	567	1,727	182	2,476	(389)	10/8/2010	1998	24
Dallas—Las Colinas—Carnaby St.	Irving, TX	(1)	1,220	3,061	51	96	42	264	1,316	3,103	315	4,734	(536)	10/8/2010	1996	31
Dallas—Las Colinas—Green Park Dr.	Irving, TX	(1)	875	2,338	98	62	241	316	937	2,579	414	3,930	(483)	10/8/2010	1998	43
Laredo—Del Mar	Laredo, TX	(1)	513	2,959	63	79	187	281	592	3,146	344	4,082	(467)	10/8/2010	2001	41
Dallas—Las Colinas—Meadow Creek Dr.	Las Colinas, TX	(1)	844	3,605	84	69	46	292	913	3,651	376	4,940	(542)	10/8/2010	1998	40
Dallas—Lewisville	Lewisville, TX	(1)	564	1,020	38	73	361	607	637	1,381	645	2,663	(545)	10/8/2010	1998	38
Lubbock—Southwest	Lubbock, TX	(1)	571	4,931	76	37	115	258	608	5,046	334	5,988	(620)	10/8/2010	2002	42
Dallas—Mesquite	Mesquite, TX	(1)	708	2,442	50	18	42	209	726	2,484	259	3,469	(518)	10/8/2010	1998	24
Dallas—Plano	Plano, TX	(1)	735	4,386	90	55	180	367	790	4,566	457	5,813	(635)	10/8/2010	1999	41
Dallas—Plano—Plano Parkway	Plano, TX	(1)	649	1,999	45	140	30	193	789	2,029	238	3,056	(333)	10/8/2010	1997	41
Dallas—Plano Parkway	Plano, TX	(1)	776	3,662	118	40	118	244	816	3,780	362	4,958	(530)	10/8/2010	1996	43
Dallas—Richardson	Richardson, TX	(1)	1,014	5,535	144	73	52	366	1,087	5,587	510	7,184	(755)	10/8/2010	2002	42
San Antonio—Airport	San Antonio, TX	(1)	1,443	4,710	53	71	193	276	1,514	4,903	329	6,746	(772)	10/8/2010	1995	30
San Antonio—Colonnade	San Antonio, TX	(1)	865	5,060	52	51	69	280	916	5,129	332	6,377	(637)	10/8/2010	1998	40

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Houston - The Woodlands	Spring, TX	(1)	455	5,700	55	61	378	658	516	6,078	713	7,307	(1,007)	10/8/2010	1998	26
Houston—Stafford	Stafford, TX	(1)	389	1,774	35	87	82	281	476	1,856	316	2,648	(373)	10/8/2010	1997	34
Waco—Woodway	Waco, TX	(1)	553	4,053	47	48	39	254	601	4,092	301	4,994	(521)	10/8/2010	2001	41
Houston—NASA—Bay Area Blvd.	Webster, TX	(1)	516	5,301	45	52	226	250	568	5,527	295	6,390	(675)	10/8/2010	1997	40
Salt Lake City—Union Park	Midvale, UT	(1)	1,236	4,122	47	46	510	783	1,282	4,632	830	6,744	(626)	10/8/2010	1997	37
Salt Lake City—Mid Valley	Salt Lake City, UT	(1)	1,961	3,716	58	132	258	417	2,093	3,974	475	6,542	(700)	10/8/2010	1997	32
Salt Lake City—Sugar House	Salt Lake City, UT	(1)	2,166	7,029	39	120	315	514	2,286	7,344	553	10,183	(936)	10/8/2010	1998	33
Salt Lake City—Sandy	Sandy, UT	(1)	977	3,949	45	119	333	657	1,096	4,282	702	6,080	(572)	10/8/2010	1998	38
Salt Lake City—West Valley Center	West Valley, UT	(1)	1,183	3,592	43	100	285	694	1,283	3,877	737	5,897	(513)	10/8/2010	1997	37
Washington, D.C.—Alexandria—Landmark	Alexandria, VA	(1)	3,627	10,696	44	74	253	458	3,701	10,949	502	15,152	(1,203)	10/8/2010	1999	39
Washington, DC—Alexandria—Eisenhower Ave.	Alexandria, VA	(1)	5,147	14,424	60	71	595	908	5,218	15,019	968	21,205	(1,876)	10/8/2010	1999	39
Washington, D.C.—Centreville—Manassas	Centerville, VA	(1)	1,542	4,922	105	58	376	591	1,600	5,298	696	7,594	(748)	10/8/2010	2004	44
Washington, D.C.—Chantilly	Chantilly, VA	(1)	2,655	3,015	511	68	346	128	2,723	3,361	639	6,723	(297)	12/13/2012	1998	22
Washington, D.C.—Chantilly—Airport	Chantilly, VA	(1)	1,402	3,390	40	(13)	496	650	1,389	3,886	690	5,965	(675)	10/8/2010	1998	38
Washington, D.C.—Chantilly—Dulles South	Chantilly, VA	(1)	1,166	5,159	46	48	437	643	1,214	5,596	689	7,499	(809)	10/8/2010	2000	40
Chesapeake—Churchland Blvd.	Chesapeake, VA	(1)	647	2,762	57	36	44	252	683	2,806	309	3,798	(409)	10/8/2010	2001	42
Chesapeake—Crossways Blvd.	Chesapeake, VA	(1)	1,171	4,773	47	64	132	260	1,235	4,905	307	6,447	(671)	10/8/2010	1996	32
Chesapeake—Greenbrier Circle	Chesapeake, VA	(1)	807	5,349	109	37	9	175	844	5,358	284	6,486	(619)	10/8/2010	2005	44
Washington, D.C.—Fairfax	Fairfax, VA	(1)	1,799	3,734	49	65	517	662	1,864	4,251	711	6,826	(717)	10/8/2010	1999	39
Washington, D.C.—Fairfax—Fair Oaks	Fairfax, VA	(1)	936	5,713	61	36	404	636	972	6,117	697	7,786	(848)	10/8/2010	2000	40
Washington, D.C.—Fairfax—Fair Oaks	Fairfax, VA	(1)	4,167	4,053	693	165	409	586	4,332	4,462	1,279	10,073	(392)	12/13/2012	1998	26
Washington, D.C.—Falls Church—Merrifield	Fairfax, VA	(1)	4,389	6,653	910	180	361	550	4,569	7,014	1,460	13,043	(468)	12/13/2012	1998	33
Richmond—Innsbrook	Glen Allen, VA	(1)	1,069	1,991	45	42	122	361	1,111	2,113	406	3,630	(443)	10/8/2010	1997	27
Richmond—Innsbrook	Glen Allen, VA	(1)	1,999	2,496	501	96	28	100	2,095	2,524	601	5,220	(294)	12/13/2012	1997	19
Hampton—Coliseum	Hampton, VA	(1)	1,049	2,120	97	61	48	273	1,110	2,168	370	3,648	(420)	10/8/2010	2003	43
Washington, D.C.—Herndon—Dulles	Herndon, VA	(1)	1,159	5,808	150	36	7	368	1,195	5,815	518	7,528	(694)	10/8/2010	2005	45
Lynchburg—University Blvd.	Lynchburg, VA	(1)	1,259	4,899	94	53	32	296	1,312	4,931	390	6,633	(619)	10/8/2010	2003	43
Newport News—I-64—Jefferson Avenue	Newport News, VA	(1)	982	2,655	34	43	56	245	1,025	2,711	279	4,015	(476)	10/8/2010	1997	27
Newport News—Oyster Point	Newport News, VA	(1)	688	2,950	44	22	280	307	710	3,230	351	4,291	(482)	10/8/2010	1996	32
Washington, D.C.—Reston	Reston, VA	(1)	5,766	7,250	795	147	286	547	5,913	7,536	1,342	14,791	(461)	12/13/2012	1998	34
North Chesterfield—Arboretum	Richmond, VA	(1)	1,368	3,745	45	24	96	345	1,392	3,841	390	5,623	(549)	10/8/2010	1998	38
Richmond—I-64—West Broad Street	Richmond, VA	(1)	1,008	4,037	55	49	99	183	1,057	4,136	238	5,431	(521)	10/8/2010	1999	40
Richmond—W. Broad Street—Glenside—South	Richmond, VA	(1)	660	1,677	39	64	1,202	370	724	2,879	409	4,012	(575)	10/8/2010	1997	32
Roanoke—Airport	Roanoke, VA	(1)	844	1,949	35	30	(8)	259	874	1,941	294	3,109	(339)	10/8/2010	1998	34
Washington, D.C.—Springfield	Springfield, VA	(1)	3,417	15,207	134	54	413	628	3,471	15,620	762	19,853	(1,630)	10/8/2010	2004	44
Washington, D.C.—Sterling	Sterling , VA	(1)	1,375	5,167	39	59	342	617	1,434	5,509	656	7,599	(664)	10/8/2010	1998	38
Washington, DC—Dulles Airport—Sterling	Sterling, VA	(1)	4,709	2,618	707	127	6	140	4,836	2,624	847	8,307	(334)	12/13/2012	1998	23
Washington, D.C.—Tysons Corner	Vienna, VA	(1)	3,716	12,425	49	68	431	756	3,784	12,856	805	17,445	(1,599)	10/8/2010	1999	39
Virginia Beach—Independence Blvd.	Virginia Beach, VA	(1)	1,769	6,115	43	66	308	280	1,835	6,423	323	8,581	(856)	10/8/2010	1996	31
Seattle—Bellevue—Downtown	Bellevue, WA	(1)	3,672	9,062	55	62	310	636	3,734	9,372	691	13,797	(1,072)	10/8/2010	1998	38
Seattle—Bellevue – Factoria	Bellevue, WA	(1)	2,697	8,912	55	41	574	736	2,738	9,486	791	13,015	(1,196)	10/8/2010	1997	32
Seattle—Redmond	Bellevue, WA	(1)	6,206	16,067	71	43	369	718	6,249	16,436	789	23,474	(1,990)	10/8/2010	1998	33
Seattle—Bothell—West	Bothell , WA	(1)	1,236	5,978	64	47	366	525	1,283	6,344	589	8,216	(819)	10/8/2010	2001	41
Seattle—Bothell—Canyon Park	Bothell, WA	(1)	2,266	7,932	57	78	536	865	2,344	8,468	922	11,734	(1,193)	10/8/2010	1998	39
Seattle—Everett – North	Everett, WA	(1)	1,175	6,615	38	46	424	679	1,221	7,039	717	8,977	(957)	10/8/2010	1997	37
Seattle—Everett – Silverlake	Everett, WA	(1)	4,008	9,000	54	46	166	476	4,054	9,166	530	13,750	(999)	10/8/2010	1999	40
Seattle—Federal Way	Federal Way, WA	(1)	761	4,918	38	67	470	604	828	5,388	642	6,858	(783)	10/8/2010	1999	39
Tacoma—Fife	Fife, WA	(1)	814	4,397	38	64	470	645	878	4,867	683	6,428	(744)	10/8/2010	1997	37
Seattle—Kent—Des Moines	Kent , WA	(1)	869	3,865	43	16	46	146	885	3,911	189	4,985	(685)	10/8/2010	1998	24
Seattle—Kent	Kent, WA	(1)	923	3,724	43	40	291	487	963	4,015	530	5,508	(562)	10/8/2010	1998	38
Seattle—Lynnwood	Lynnwood, WA	(1)	1,829	5,408	41	44	412	656	1,873	5,820	697	8,390	(730)	10/8/2010	1998	38
Seattle—Mukilteo	Mukilteo, WA	(1)	1,894	8,893	84	44	263	506	1,938	9,156	590	11,684	(1,042)	10/8/2010	2002	42
Tacoma—Puyallup	Puyallup, WA	(1)	994	3,934	43	7	17	87	1,001	3,951	130	5,082	(697)	10/8/2010	1998	23
Seattle—Renton	Renton, WA	(1)	1,714	5,924	62	53	314	778	1,767	6,238	840	8,845	(764)	10/8/2010	1998	39
Seattle—Northgate	Seattle, WA	(1)	1,214	8,655	86	64	501	682	1,278	9,156	768	11,202	(1,120)	10/8/2010	2002	42
Spokane—Valley	Spokane, WA	(1)	626	2,848	38	9	88	100	635	2,936	138	3,709	(537)	10/8/2010	1998	23
Tacoma—Hosmer	Tacoma, WA	(1)	734	3,436	46	8	40	140	742	3,476	186	4,404	(628)	10/8/2010	1999	24

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amount Carried at Close of Period December 31, 2013
Description	Location	Encumbrances	Land	Building	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (4)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (2)
Tacoma - South	Tacoma, WA	(1)	1,162	6,871	40	128	323	587	1,290	7,194	627	9,111	(788)	10/8/2010	1998	40
Seattle – Southcenter	Tukwila, WA	(1)	1,005	4,129	35	77	539	681	1,082	4,668	716	6,466	(829)	10/8/2010	1998	33
Seattle—Tukwila	Tukwila, WA	(1)	1,056	4,724	38	43	471	494	1,099	5,195	532	6,826	(795)	10/8/2010	1997	32
Olympia—Tumwater	Tumwater, WA	(1)	1,428	5,495	70	65	392	696	1,493	5,887	766	8,146	(793)	10/8/2010	2001	41
Portland—Vancouver	Vancouver, WA	(1)	1,122	5,671	42	62	523	739	1,184	6,194	781	8,159	(861)	10/8/2010	1997	37
Appleton—Fox Cities	Appleton, WI	(1)	1,129	3,042	39	73	52	286	1,202	3,094	325	4,621	(452)	10/8/2010	1997	37
Milwaukee—Brookfield	Brookfield, WI	(1)	2,579	5,647	49	50	203	392	2,629	5,850	441	8,920	(748)	10/8/2010	1998	38
Madison—Junction Court	Madison, WI	(1)	1,197	2,790	39	44	32	258	1,241	2,822	297	4,360	(414)	10/8/2010	1998	38
Madison—Old Sauk Rd.	Madison, WI	(1)	1,332	2,506	46	103	25	207	1,435	2,531	253	4,219	(391)	10/8/2010	1998	39
Milwaukee—Waukesha	Waukesha, WI	(1)	1,311	3,215	44	55	83	332	1,366	3,298	376	5,040	(480)	10/8/2010	1997	37
Milwaukee—Wauwatosa	Wauwatosa, WI	(1)	1,732	5,151	44	42	79	321	1,774	5,230	365	7,369	(599)	10/8/2010	1997	41

Land Available for Development	Bloomington, MN	—	1,821	—	—	—	—	—	1,821	—	—	1,821	—	10/8/2010

ESH Hospitality, Inc. and Subsidiaries, Investment in Real Estate			1,309,540	2,651,347	48,549	39,451	188,105	309,426	1,348,991	2,839,452	357,975	4,546,418	(426,479)

Operating Lessees	Canada		—	—	544	90	2	3,503	90	2	4,047	4,139	(1,054)
Management Business	Charlotte, NC		—	—	—	—	298	15,833	—	298	15,833	16,131	(11,838)	9/1/2011
Extended Stay America, Inc. and Subsidiaries, Investment in Real Estate			1,309,540	2,651,347	49,093	39,541	188,405	328,762	1,349,081	2,839,752	377,855	4,566,688	(439,371)

(1)	Each of these properties serve as collateral for ESH REIT’s $2.52 billion Mortgage Loan.
(2)	Depreciable lives are based on the largest asset—building; however, a portion of the real estate at each hotel property consists of items with a useful life less than that of the building.
(3)	The majority of the depreciable real estate at this property consists of furniture, fixtures and equipment, which have a useful life of 1 to 20 years.
(4)	The aggregate cost, net of accumulated tax depreciation, for Federal Income Tax purposes as of December 31, 2013 was $4,055,366.
(5)	Each of these capitalized costs is net of impairment charges. The total cumulative impairment charges recognized subsequent to acquisition were $4,750.

Extended Stay America, Inc. and Subsidiaries and

ESH Hospitality, Inc. and Subsidiaries

Consolidated

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(Dollars in thousands)

A summary of activity of investment in real estate and accumulated depreciation is as follows:

The Company’s changes in investment in real estate for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance, beginning of the period	$4,385,964	$3,996,335	$3,894,468
Additions during period:
Acquisitions	16,429	131,831	—
Capital expenditures	180,157	271,222	116,279
Deductions during period:
Dispositions and other	12,532	12,004	14,412
Impairment	3,330	1,420	—

Balance, end of period	$4,566,688	$4,385,964	$3,996,335

The Company’s changes in accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance, beginning of the period	$275,342	$152,203	$33,837
Additions during period:
Depreciation	166,679	128,564	119,064
Deductions during period:
Dispositions and other	2,650	5,425	698

Balance, end of period	$439,371	$275,342	$152,203

ESH REIT’s changes in investment in real estate for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance, beginning of the period	$4,385,964	$3,996,335	$3,894,468
Additions during period:
Acquisitions	16,429	131,831	—
Capital expenditures	179,104	271,222	116,279
Deductions during period:
Dispositions and other	31,749	12,004	14,412
Impairment	3,330	1,420	—

Balance, end of period	$4,546,418	$4,385,964	$3,996,335

ESH REIT’s changes in accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance, beginning of the period	$275,342	$152,203	$33,837
Additions during period:
Depreciation	165,998	128,564	119,064
Deductions during period:
Dispositions and other	14,861	5,425	698

Balance, end of period	$426,479	$275,342	$152,203

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Corporation

As of December 31, 2013, the Corporation reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of the Corporation, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the disclosure controls and procedures of the Corporation were effective to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Corporation, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

ESH REIT

As of December 31, 2013, the ESH REIT reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of the ESH REIT, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of the ESH REIT concluded that the disclosure controls and procedures of the ESH REIT were effective to ensure that information required to be disclosed in the reports that the ESH REIT files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the ESH REIT, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

This combined annual report on Form 10-K does not include reports of management’s assessment regarding internal control over financial reporting or attestation reports of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Corporation

During the fourth quarter of 2013, the Corporation implemented a new purchase to pay system. In cases where functions of the new system were not fully operational as of the end of 2013, we relied on existing procedures and controls or utilized supplementary procedures and controls. We are continuing to work toward the full utilization of the new system and expect to complete that process during the remainder of 2014. There were no other changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ESH REIT

During the fourth quarter of 2013, ESH REIT implemented a new purchase to pay process. The purchase to pay system used in connection with this process is the property of the Corporation and it is utilized by ESH REIT pursuant to a services agreement. In cases where functions of the new system were not fully operational as of the end of 2013, we relied on existing procedures and controls or utilized supplementary procedures and controls. We are continuing to work toward the full utilization of the new system and expect to complete that process during the remainder of 2014. There were no other changes in the ESH REIT’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the ESH REIT’s internal control over financial reporting.

Item 9B. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Hilton Worldwide, Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Data Systems, Inc. and Travelport Limited, which may be considered the Company’s affiliates.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be included under the headings “Proposal 1—Election of Directors” in our Proxy Statements prepared for the solicitation of proxies in connection with our annual Meetings of Shareholders to be held May 21, 2014 (“Proxy Statements”), which information is incorporated by reference herein.

Information regarding our executive officers required by Item 401(b) of Regulation S-K will be included under the heading “Executive Officers” in our Proxy Statements, which information is incorporated by reference herein

Information required by Item 405 of Regulation S-K will be included under the headings “Stock—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statements, which information is incorporated by reference herein.

Information required by Item 406 of Regulation S-K will be included under the headings “Corporate Governance and Board Matters—Code of Business Conduct and Ethics” in our Proxy Statements, which information is incorporated by reference herein.

Information required by paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K will be included under the headings “Questions and Answers About the Annual Meeting and Voting” and “Corporate Governance and Board Matters” in our Proxy Statements, which information is incorporated by reference herein.

Item 11. Executive Compensation

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “Compensation Discussion and Analysis” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our Proxy Statements, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the headings “Executive Compensation—Report of the Compensation Committee” in our Proxy Statements is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding the security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be presented under the headings “Stock—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statements, which information is incorporated by reference herein.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to the Paired Shares that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	449,850	(1)	—	7,550,150	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	449,850	(1)	—	7,550,150	(2)

(1)	Includes (i) 339,850 Paired Shares underlying time-vesting restricted stock unit awards made under the Extended Stay America, Inc. 2013 Long-Term Incentive Plan and (ii) 100,000 Paired Shares underlying an award of restricted stock made under the ESH Hospitality, Inc. 2013 Long-Term Incentive Plan.
(2)	This number represents the aggregate number of securities available for future issuance under both the Extended Stay America, Inc. 2013 Long-Term Incentive Plan and the ESH Hospitality, Inc. 2013 Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the headings “Certain Relationships and Related Party Transactions” in our Proxy Statements, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information regarding our principal accounting fees and services required by Item 9(e) of Schedule 14A will be presented under the heading “Principal Accounting Fees and Services” in our Proxy Statements, which information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See “Item 8—Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2013” included in Item 8 of this combined annual report on Form 10-K.

(a)(3) List of Exhibits

Exhibit Number	Description

2.1	Debtors’ Fifth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as amended (filed as Exhibit 2.1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

3.1	Amended and Restated Certification of Incorporation of Extended Stay America, Inc. (filed as Exhibit 3.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Extended Stay America, Inc. (filed as Exhibit 3.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Incorporation of ESH Hospitality, Inc. (filed as Exhibit 3.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

3.4	Bylaws of ESH Hospitality, Inc. (filed as Exhibit 3.4 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

4.1	Specimen Stock Certificate of Extended Stay America, Inc. (filed as Exhibit 4.1 to the Registrants’ Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

4.1.1	Specimen Stock Certificate of ESH Hospitality, Inc. (filed as Exhibit 4.1.1 to the Registrants’ Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

4.2	Stockholders Agreement, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and the Sponsor Shareholders (as defined therein), dated November 18, 2013 (filed as Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

4.3	Registration Rights Agreement, among Extended Stay America, Inc., ESH Hospitality, Inc. and the other parties listed therein, dated November 18, 2013 (filed as Exhibit 4.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

Exhibit Number	Description

4.4	Pairing Agreement between Extended Stay America, Inc. and ESH Hospitality, Inc., dated November 12, 2013 (filed as Exhibit 4.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.1	Management Agreement, between ESA P Portfolio Operating Lessee LLC and ESA Management, LLC, dated November 11, 2013 (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.2	Management Agreement, between ESA 2007 Operating Lessee LLC and ESA Management, LLC, dated November 11, 2013 (filed as Exhibit 10.4 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.3	Management Agreement, between ESA Canada Operating Lessee LLC and HVM Canada Hotel Management ULC, dated November 11, 2013 (filed as Exhibit 10.5 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.4*	Management Agreement, between ESA LVP Operating Lessee LLC and ESA Management, LLC, dated December 31, 2013.

10.5	Trademark License Agreement, dated as of October 8, 2010, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.4 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.5.1	First Amendment to Trademark License Agreement, dated as of November 30, 2012, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.4.1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.5.2	Second Amendment to Trademark License Agreement, dated as of December 13, 2012, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.4.2 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.6	Trademark License Agreement, dated as of October 8, 2010, by and between ESH Strategies Branding LLC and ESA 2007 Operating Lessee Inc. (filed as Exhibit 10.5 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.7*	Trademark License Agreement, dated as of December 31, 2013, by and between ESH Strategies Branding LLC and ESA LVP Operating Lessee.

10.8	Trademark License Agreement, dated as of October 8, 2010, by and between ESH Strategies Branding LLC and ESA Canada Operating Lessee Inc. (filed as Exhibit 10.7 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

Exhibit Number	Description

10.8.1	First Amendment to Trademark License Agreement, dated as of November 30, 2012, by and between ESH Strategies Branding LLC and ESA Canada Operating Lessee Inc. (filed as Exhibit 10.7.1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.9	Loan Agreement, dated as of November 30, 2012, by and among ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC and ESH/TN Properties LLC, as Borrowers, and ESA P Portfolio MD Trust, as Maryland Owner, ESA Canada Administrator LLC, as Signatory Trustee, ESA Canada Properties Trust, as Canadian Trust, ESA P Portfolio Operating Lessee Inc. and ESA Canada Operating Lessee Inc., collectively, as Operating Lessee, New ESA Canada Operating Lessee LLC and New ESA P Portfolio Operating Lessee LLC, collectively, as Operating Lessee Holdco, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp, Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.8 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.9.1	First Amendment to Loan Agreement, dated as of January 31, 2013, by and among ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC and ESH/TN Properties LLC, as Borrowers, and ESA P Portfolio MD Trust, as Maryland Owner, ESA Canada Administrator LLC, as Signatory Trustee, ESA Canada Properties Trust, as Canadian Trust, ESA P Portfolio Operating Lessee Inc. and ESA Canada Operating Lessee Inc., collectively, as Operating Lessee, New ESA Canada Operating Lessee LLC and New ESA P Portfolio Operating Lessee LLC, collectively, as Operating Lessee Holdco, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp, Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.9.1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.10	Mezzanine A Loan Agreement, dated as of November 30, 2012, by and among ESH Mezzanine A LLC, ESH Mezzanine A-2 LLC, ESH Canada Mezzanine A LLC and ESH Canada Mezzanine A-2 LLC, collectively, as Borrower, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp, Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.10 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.11	Mezzanine B Loan Agreement, dated as of November 30, 2012, by and among ESH Mezzanine B LLC, ESH Mezzanine B-2 LLC, ESH Canada Mezzanine B LLC and ESH Canada Mezzanine B-2 LLC, collectively, as Borrower, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp, Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.11 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.12	Mezzanine C Loan Agreement, dated as of November 30, 2012, by and among ESH Mezzanine C LLC, ESH Mezzanine C-2 LLC, ESH Canada Mezzanine C LLC and ESH Canada Mezzanine C-2 LLC, collectively, as Borrower, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp, Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.12 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.13	Intercreditor Agreement, dated as of November 30, 2012 (filed as Exhibit 10.14 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

Exhibit Number	Description

10.14†	Employment Agreement by and between HVM L.L.C. and James L. Donald entered into as of February 21, 2012 (filed as Exhibit 10.15 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.14.1†	Acknowledgment of Assumption executed by James L. Donald on October 15, 2013 (filed as Exhibit 10.15.1 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.15.1†	Employment Agreement by and between HVM L.L.C. and Peter Crage entered into as of July 7, 2011 (filed as Exhibit 10.16.1 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.15.2†	First Amendment to Employment Agreement by and between HVM L.L.C. and Peter Crage entered into as of January 31, 2012 (filed as Exhibit 10.16.2 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.15.3†	Waiver and Acknowledgement executed by Peter Crage on October 9, 2013 (filed as Exhibit 10.16.3 to the Registrants’ Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.15.4†	Acknowledgment of Assumption executed by Peter Crage on October 9, 2013 (filed as Exhibit 10.16.4 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.16†	Employment Agreement by and between HVM L.L.C. and Thomas Seddon entered into as of March 26, 2012 (filed as Exhibit 10.17 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.16.1†	Acknowledgment of Assumption executed by Thomas Seddon on October 16, 2013 (filed as Exhibit 10.17.1 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.17†	Employment Agreement by and between HVM L.L.C. and Jonathan Halkyard entered into as of September 1, 2013 (filed as Exhibit 10.18 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.17.1†	Acknowledgment of Assumption executed by Jonathan Halkyard on October 11, 2013 (filed as Exhibit 10.18.1 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.18†	Employment Agreement by and between HVM L.L.C. and M. Thomas Buoy entered into as of August 24, 2011 (filed as Exhibit 10.19 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.18.1†	First Amendment to Employment Agreement by and between HVM L.L.C. and M. Thomas Buoy (filed as Exhibit 10.19.1 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.18.2†	Second Amendment to Employment Agreement by and between HVM L.L.C. and M. Thomas Buoy entered into as of October 17, 2013 (filed as Exhibit 10.19.2 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.18.3†	Waiver and Acknowledgement executed by M. Thomas Buoy on October 17, 2013 (filed as Exhibit 10.19.3 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.18.4†	Acknowledgment of Assumption executed by M. Thomas Buoy on October 17, 2013 (filed as Exhibit 10.19.4 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.19†	Extended Stay America, Inc. 2013 Long-Term Incentive Plan, adopted as of November 12, 2013 (filed as Exhibit 10.6 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

Exhibit Number	Description

10.20†	ESH Hospitality, Inc. 2013 Long-Term Incentive Plan, adopted as of November 12, 2013 (filed as Exhibit 10.7 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.21	Lease Agreement, dated as of October 8, 2010, by and between ESA P Portfolio, L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.1	First Amendment to Lease Agreement, dated as of April 9, 2012, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.2	Second Amendment to Lease Agreement, dated as of November 30, 2012, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.3	Third Amendment to Lease Agreement, dated as of December 13, 2012, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.4	Fourth Amendment to Lease Agreement, dated as of April 15, 2013, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.5	Fifth Amendment to Lease Agreement, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant, dated November 11, 2013 (filed as Exhibit 10.8 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.22	Lease Agreement, dated as of October 8, 2010, by and between ESA Canada Administrator L.L.C., as Landlord, and ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee Inc., as Tenant (filed as Exhibit 10.24 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.22.1	First Amendment to Lease Agreement, dated as of November 30, 2012 and effective as of January 1, 2012, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee Inc., as Tenant (filed as Exhibit 10.24.1 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.22.2	Second Amendment to Lease Agreement, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee ULC, as Tenant, dated as of November 11, 2013 (filed as Exhibit 10.9 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.23	Lease Agreement, dated as of October 8, 2010, by and between ESA UD Properties L.L.C., as Landlord, and ESA 2007 Operating Lessee Inc., as Tenant (filed as Exhibit 10.25 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.23.1	First Amendment to Lease Agreement, by and between ESA UD Properties L.L.C., as Landlord, and ESA 2007 Operating Lessee Inc., as Tenant, dated November 11, 2013 (filed as Exhibit 10.10 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.24*	Lease Agreement, dated as of December 31, 2013, by and between ESA LVP Portfolio LLC, as Landlord, and ESA LVP Operating Lessee LLC, as Tenant.

10.25	Asset Purchase Agreement, between ESA Management, LLC, as Buyer, and HVM L.L.C., as Seller, dated as of October 9, 2013 (filed as Exhibit 10.26 to the Registrants’ Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.26	Form of Indemnification Agreement between Extended Stay America, Inc. and Directors and Executive Officers (filed as Exhibit 10.27 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.27	Form of Indemnification Agreement between ESH Hospitality, Inc. and Directors and Executive Officers (filed as Exhibit 10.28 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

Exhibit Number	Description

10.28	Credit Agreement among Extended Stay America, Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, Citibank, N.A., Bank of America, N.A., Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Macquarie Capital (USA) Inc., as Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 18, 2013 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.29	Credit Agreement among ESH Hospitality, Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, Citibank, N.A., Bank of America, N.A., Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Macquarie Capital (USA) Inc., as Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 18, 2013 (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.30†*	Extended Stay America Incentive Plan for Executives (as implemented for 2013).

10.31†*	Second Amended and Restated Restricted Paired Share Agreement, by and among ESH Hospitality Holdings LLC, Extended Stay America, Inc. and ESH Hospitality, Inc., dated as of March 10, 2014

10.32†	Form of Share Distribution Notice (filed as Exhibit 10.32 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

21.1*	List of Subsidiaries of Extended Stay America, Inc.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) disclosure.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: March 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Donald James L. Donald	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2014

/s/ Peter J. Crage Peter J. Crage	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2014

/s/ Douglas G. Geoga Douglas G. Geoga	Director	March 20, 2014

/s/ William Kussell William Kussell	Director	March 20, 2014

/s/ Richard F. Wallman Richard F. Wallman	Director	March 20, 2014

/s/ A.J. Agarwal A.J. Agarwal	Director	March 20, 2014

/s/ Michael Barr Michael Barr	Director	March 20, 2014

/s/ William D. Rahm William D. Rahm	Director	March 20, 2014

Date: March 20, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH Hospitality, Inc.

By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: March 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Donald James L. Donald	Chief Executive Officer (Principal Executive Officer)	March 20, 2014

/s/ Peter J. Crage Peter J. Crage	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2014

/s/ Douglas G. Geoga Douglas G. Geoga	Director	March 20, 2014

/s/ Richard F. Wallman Richard F. Wallman	Director	March 20, 2014

/s/ Chris Daniello Chris Daniello	Director	March 20, 2014

/s/ Kevin Dinnie Kevin Dinnie	Director	March 20, 2014

/s/ Ty Wallach Ty Wallach	Director	March 20, 2014

Date: March 20, 2014